Form 10-Q
period 1995-03-31
UNIFORCE TEMPORARY PERSONNEL INC
filed 1995-05-12
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 1995
                               ------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ----------------- to -------------------------

                         Commission file number 0-11876
                                                -------

                    UNIFORCE TEMPORARY PERSONNEL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                           13-1996648
- -------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1335 JERICHO TURNPIKE, NEW HYDE PARK, NY                         11040
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (516) 437-3300
                                                       ------------------------


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.


           APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 4,220,981 (as of May 1, 1995).
                ---------

                       UNIFORCE TEMPORARY PERSONNEL, INC.


                                      INDEX


                                    PAGE NO.
PART I FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements

        Consolidated condensed statements of earnings -
           three months ended March 31, 1995 and 1994
           (unaudited)                                                     1

        Consolidated condensed balance sheets -
           March 31, 1995 (unaudited) and December
           31, 1994                                                        2

        Consolidated condensed statements of cash flows -
           three months ended March 31, 1995 and 1994
           (unaudited)                                                     3

        Notes to consolidated condensed financial
           statements (unaudited)                                          4


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             5


PART II OTHER INFORMATION:

Item 1. Legal Proceedings                                                  8


Item 6. Exhibits and Reports on Form 8-K                                   8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               UNIFORCE TEMPORARY PERSONNEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                              ------------------------------------------
                                                                                  1995                          1994
                                                                              -----------                    -----------
Sales of supplemental staffing
 services                                                                     $29,194,701                    $22,245,180
Service revenues and fees                                                       1,488,349                      1,269,340
                                                                              -----------                    -----------
  Total revenues                                                               30,683,050                     23,514,520
                                                                              -----------                    -----------

Costs and expenses:
  Cost of supplemental staffing
    services                                                                   22,707,847                     17,305,743
  Licensees' share of gross
    margin                                                                      2,219,473                      2,237,130
  General and administrative                                                    4,479,213                      3,009,742
  Depreciation and amortization                                                   230,242                        193,108
                                                                              -----------                    -----------

  Total costs and expenses                                                     29,636,775                     22,745,723
                                                                              -----------                    -----------

Earnings from operations                                                        1,046,275                        768,797

Other income (expense):
    Interest - net                                                                (84,125)                        30,180
    Other income (expense)                                                          8,843                         72,347
                                                                               ----------                   ------------

Earnings before provision for
 income taxes                                                                     970,993                        871,324

Provision for income taxes                                                        368,000                        331,000
                                                                              -----------                    -----------


NET EARNINGS                                                                  $   602,993                    $   540,324
                                                                              ===========                    ===========

Weighted average number
 of shares outstanding                                                          4,429,659                      4,347,663

NET EARNINGS PER SHARE                                                        $       .14                    $       .12
                                                                              ===========                    ===========


See accompanying notes to consolidated condensed financial statements.

               UNIFORCE TEMPORARY PERSONNEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      March 31,                     December 31,
                                                                        1995                           1994
                                                                     -----------                   ------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $ 3,861,088                   $  7,298,823
  Accounts receivable - net                                           13,094,154                     11,818,740
  Funding and service fees
    receivable - net                                                  17,622,257                     14,466,995
  Current maturities of notes
    receivable from licensees - net                                      361,622                        399,714
  Prepaid expenses and other
    current assets                                                       721,882                        501,088
  Deferred income taxes                                                  379,771                        379,771
                                                                     -----------                   ------------

  Total current assets                                                36,040,774                     34,865,131
                                                                     -----------                   ------------

Notes receivable from licensees - net                                    251,297                        277,767
Fixed assets - net                                                     1,444,925                      1,294,550
Deferred costs and other assets - net                                  1,346,713                      1,336,284
Cost in excess of fair value of net
  assets acquired                                                      3,673,367                      3,722,576
                                                                     -----------                   ------------

                                                                     $42,757,076                   $ 41,496,308
                                                                     ===========                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loan payable                                                       $ 5,200,000                   $  3,500,000
  Payroll and related taxes payable                                    7,033,855                      7,007,921
  Payable to licensees and clients                                     2,000,796                      1,910,111
  Income taxes payable                                                   289,917                            ---
  Accrued expenses and
    other liabilities                                                  3,400,867                      3,165,869
                                                                     -----------                   ------------

  Total current liabilities                                           17,925,435                     15,583,901
                                                                     -----------                   ------------

  Loan payable - non-current                                           2,800,000                      2,800,000

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                             49,701                         49,468
  Additional paid-in capital                                           7,553,765                      7,411,572
  Retained earnings                                                   21,419,175                     20,952,594
                                                                     -----------                   ------------
                                                                      29,022,641                     28,413,634

  Treasury stock, at cost, 757,500
   shares in 1995 and 578,750
    shares in 1994                                                    (6,991,000)                    (5,301,227)
                                                                     -----------                   ------------

  Total stockholders' equity                                          22,031,641                     23,112,407
                                                                     -----------                   ------------

                                                                     $42,757,076                   $ 41,496,308
                                                                     ===========                   ============


See accompanying notes to consolidated condensed financial statements.

               UNIFORCE TEMPORARY PERSONNEL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Three Months Ended March 31,
                                                                     ----------------------------------------
                                                                         1995                          1994
                                                                     ----------                    ----------
Cash flows from operating activities:
 Net earnings                                                        $  602,993                    $  540,324
  Adjustments to reconcile net
  earnings to net cash (used)
  by operating activities:
    Depreciation and amortization                                       230,242                       193,108
    (Increase) in receivables
      and prepaid expenses                                           (4,651,470)                   (3,626,529)
    Stock option compensation expense                                     4,500                         4,500
    Increase in liabilities                                             641,534                     1,131,935
                                                                     ----------                    ----------

Net cash (used) by operating
 activities                                                          (3,172,201)                   (1,756,662)
                                                                     ----------                    ----------

Cash flows from investing activities:
 Purchases of fixed assets                                             (232,773)                     (263,613)
 Decrease (increase) in deferred
   costs and other investments                                         (109,064)                       36,424
 Decrease in notes receivable
   from licensees                                                        64,562                        76,367
                                                                     ----------                    ----------
Net cash (used) by investing
 activities                                                            (277,275)                     (150,822)
                                                                     ----------                    ----------

Cash flows from financing activities:
 Increase in loan payable                                             1,700,000                     1,500,000
 Cash dividends paid                                                   (136,412)                     (129,201)
 Purchase of treasury stock                                          (1,689,773)                          ---
 Proceeds from issuance of
  common stock                                                          137,926                        30,651
                                                                     ----------                    ----------
Net cash provided by financing
 activities                                                              11,741                     1,401,450
                                                                     ----------                    ----------

Net (decrease) in cash
 and cash equivalents                                                (3,437,735)                     (506,034)
 Cash and cash equivalents at
  beginning of period                                                 7,298,823                     7,155,081
                                                                     ----------                    ----------
 Cash and cash equivalents at
  end of period                                                      $3,861,088                    $6,649,047
                                                                     ==========                    ==========

Supplemental disclosures:
 Cash paid for:
   Interest                                                          $  118,516                    $   16,764
                                                                     ----------                    ----------
   Income taxes                                                      $   70,554                    $  146,696
                                                                     ----------                    ----------


See accompanying notes to consolidated condensed financial statements.

               UNIFORCE TEMPORARY PERSONNEL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Uniforce Temporary Personnel, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       CONSOLIDATED FINANCIAL STATEMENTS

                  The consolidated financial statements as shown in the accompanying index have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995, and for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 financial statements. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results which may be achieved for the full year.

                  Tax accruals have been made based on estimated effective annual tax rates for the periods presented.

3.       CONTINGENCIES

                  In April 1994, various prior insurance carriers and their not-for-profit trade association filed an action against the Company, its officers and various unrelated parties. The action alleges breach of contracts of insurance and underpayment of premiums. The Company's motion to dismiss the action has not yet been decided and the Company continues to deny the validity of the claims of the Plaintiffs. Further, it intends to assert substantial claims in opposition to the claims of the Plaintiffs. Additionally, the Company and its subsidiaries have filed suit against various prior worker compensation carriers alleging claims mismanagement.

                  Management believes that the ultimate outcome of these matters will not have a material adverse affect upon the financial position of the Company. See PART II Other Information, Item 1. Legal Proceedings, included elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  Total revenues increased by $7,168,530, or 30.5%, from $23,514,520 in the first quarter of 1994 to $30,683,050 in the first quarter of 1995. Sales of supplemental staffing services increased by $6,949,521, or 31.2%, from $22,245,180 in the first quarter of 1994 to $29,194,701 in the first quarter of 1995. This increase resulted principally from the Company's acquisition in April 1994 of certain assets of Brannon & Tully, Inc., a provider of information services ("IS") contract professionals. This company now operates under the tradename of Brannon & Tully/Uniforce Information Services. This acquisition contributed $5,694,983 of sales for the first quarter of 1995 and has had a favorable impact on the Company's results of operations and its ability to develop higher margin professional services. Sales by the Company's subsidiaries, PrO Unlimited, and to a lesser degree LabForce, continued to increase as the Company emphasized the marketing of these services.

                  The Company's strategy is to expand through the development of higher margin professional services such as IS, technical, automated office and other professional support services as well as its PrO Unlimited and LabForce subsidiaries, while continuing to reduce the percentage of its sales derived from light industrial assignments. In addition, the Company intends to continue to pursue acquisitions of established independent supplemental staffing service companies that offer specialty services.

                  Service revenues and fees increased by 17.3% from $1,269,340 in the first quarter of 1994 to $1,488,349 in the first quarter of 1995. This reflects increased service revenues and fees generated by existing and new clients of Temporary Help Industry Servicing Company, Inc. ("THISCO") and Brentwood Service Group, Inc. ("BSG"), two of the Company's subsidiaries. The Company intends to continue to expand this portion of its business through THISCO and BSG during 1995. In addition, system wide sales, which include sales of Associated Offices serviced by THISCO and BSG, increased by 30.5%, from $51,437,121 in the first quarter of 1994 to $67,133,526 in the first quarter of 1995.

                  Cost of supplemental staffing services was 77.8% of sales of supplemental staffing services in the first quarter of 1995, as well as in the first quarter of 1994.

                  Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $6,486,854 and $4,939,437 for the first quarter of 1995 and 1994, respectively. Licensees' share of gross margin was 34.2% for the first quarter of 1995 as compared to 45.3% for the first quarter of 1994. The lower share as a percentage of total gross margin in 1995 is due, in part, to the sales of Brannon & Tully/Uniforce Information Services for which there are no related licensee distributions, and to the sales of PrO Unlimited for which there are limited distributions.

                  General and administrative expenses increased by $1,469,471 or 48.8% during the first quarter of 1995 as compared to the first quarter of 1994. As a percentage of revenues, general and administrative expenses were 14.6% and 12.8% for 1995 and 1994, respectively. These increases resulted principally from expenses relating to the Brannon & Tully/Uniforce Information Services operations and higher payroll and marketing costs at PrO Unlimited. Further contributing to the increase were higher expenses relating to payroll costs with respect to permanent staff and professional fees.

                  In 1994, the Company earned net interest income of $30,180 on its short term investments and notes receivable from licensees. However, in 1995, as a result of the borrowings for the acquisition of Brannon & Tully, Inc. and working capital requirements, the Company incurred net interest expense of $84,125.

                  As a result of the factors discussed above, net earnings increased by 11.6% from $540,324 ($.12 per share) in the first quarter of 1994 to $602,993 ($.14 per share) in the first quarter of 1995.

FINANCIAL CONDITION

                  As of March 31, 1995 the Company's working capital decreased to $18,115,339, as compared to $19,281,230 at December 31, 1994. This decrease was due primarily to the continuing profitable operations of the Company being more than offset by the repurchase of its common stock, the acquisition of fixed assets and the payment of the cash dividend detailed below.

                  On January 3, 1995, the Board of Directors declared a quarterly cash dividend on shares of common stock of Uniforce of $.03 per share which was paid on January 27, 1995, to holders of record on January 13, 1995. Subsequent to March 31, 1995, the Board of Directors declared a quarterly cash dividend of $.03 per share, which was paid on April 28, 1995 to holders of record on April 14, 1995.

                  On April 18, 1994, the Company acquired certain assets of Brannon & Tully, Inc., a provider of IS contract professionals. The purchase price consisted of $3,150,000 in cash and the issuance of 127,720 shares of common stock of the Company. The Company also acquired from Brannon & Tully, Inc. certain accounts receivable, with recourse, for $1,301,595. The cash portion of the purchase price and the accounts receivable acquired were initially financed through a $4,500,000 borrowing under the Company's working capital credit facility noted below.

                  The Company maintains, with two banks, a working capital credit facility and a revolving credit and term loan facility. The working capital credit facility, the amount of which was increased from $9,000,000 to $10,000,000 in June, 1994, comprises an open line of credit, borrowings under which are payable on demand. Outstanding borrowings bear interest, at the Company's option, at the banks' prime rate or at a rate 120 basis points above the banks' LIBOR Rate (a rate based upon the London Interbank Offered Rate). At March 31, 1995, the Company had outstanding borrowings of $4,600,000 with interest being charged at the banks' prime rate.

                  On August 31, 1994, the Company entered into a new revolving credit and term loan agreement establishing a two-year $6,000,000 facility, outstanding borrowings under which, at the Company's option, may be converted at the maturity of the revolving credit facility into a five-year term loan. The loan agreement contains restrictive covenants relating to, among other things, minimum net worth and profitability with which the Company is in compliance. Borrowings under the revolving credit portion of the facility will bear interest, at the Company's option, either at the banks' prime rate or at a rate 120 basis points above the banks' LIBOR Rate. Such borrowings, if converted to a term loan, will bear interest, at the Company's option, either at the banks' prime rate plus 1/4%, or at a rate 145 basis points above the LIBOR Rate. This facility replaced a prior revolving credit facility that matured in June, 1994. Borrowings under the prior facility, which aggregated $4,000,000 at maturity, were converted into a five-year term loan. At March 31, 1995, $3,400,000 was outstanding with interest being charged at 7.7% (145 basis points above the LIBOR Rate). The terms of the prior facility are substantially identical to the new revolving credit and term loan facility.

                  The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next 12 months. The Company believes that internally generated cash flow and existing borrowing facilities will be adequate to meet operating requirements. The Company intends to expand its business through the development of higher margin professional services as well as through PrO Unlimited, LabForce and Brannon & Tully/Uniforce Information Services. Additionally, the Company continues to pursue expansion by acquisition of established independent supplemental staffing service companies that offer specialty services. The Company anticipates that this expansion will be financed from internally generated cash flow and existing borrowing facilities (of which $6,000,000 is available under the long term revolving credit facility described above).

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

                  Reference is made to ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report on Form 10-K for the year ending December 31, 1994 and to the description therein of an action commenced in the United States District Court, Southern District of Florida, Palm Beach Division (the "Court"), by the Company and its subsidiary, Uniforce Services, Inc., against the National Council on Compensation Insurance, the National Workers' Compensation
Reinsurance Pool and others (the "NCCI Defendants"). In April 1995, the Court granted the motion for summary judgment made by the NCCI Defendants in this action. The Company has appealed this judgment, which, upon advice of counsel, it believes to be erroneous as a matter of law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                  27 Financial Data Schedule

(b) Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 1995                    UNIFORCE TEMPORARY PERSONNEL, INC.


                                        By: /S/ JOHN FANNING
                                            -----------------------------------
                                            John Fanning, Chairman of the Board
                                            and President




                                        By: /S/ HARRY MACCARRONE
                                            -----------------------------------
                                            Harry Maccarrone, V.P. of Finance,
                                            Principal Financial and Accounting
                                            Officer