Form 10-Q
period 1995-06-30
UNIFORCE TEMPORARY PERSONNEL INC
filed 1995-08-11
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1995
                               ------------------------------------------------

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

           APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 4,172,313 (as of August 1, 1995).
                ---------

                       UNIFORCE TEMPORARY PERSONNEL, INC.


                                      INDEX


                                                                      PAGE NO.
PART I FINANCIAL INFORMATION:

Item 1.   Consolidated Financial Statements

          Consolidated condensed statements of earnings -
              three months and six months ended
              June 30, 1995 and 1994 (unaudited)                         1

          Consolidated condensed balance sheets -
              June 30, 1995 (unaudited) and December
              31, 1994                                                   2

          Consolidated condensed statements of cash flows -
              six months ended June 30, 1995 and 1994
              (unaudited)                                                3

          Notes to consolidated condensed financial
              statements (unaudited)                                     4


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        5


PART II OTHER INFORMATION:

Item 4.   Submission of Matters to a Vote of Security
              Holders                                                    9


Item 6.   Exhibits and Reports on Form 8-K                              10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               UNIFORCE TEMPORARY PERSONNEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                          Three Months Ended                              Six Months Ended
                                                                JUNE 30,                                     JUNE 30,
                                                   ----------------------------------            --------------------------------
                                                       1995                   1994                   1995                 1994
                                                       ----                   ----                   ----                 ----
Sales of supplemental
 staffing services                                 $30,444,171            $27,711,936            $59,638,872          $49,957,116
Service revenues and fees                            1,704,764              1,882,351              3,193,113            3,151,691
                                                   -----------            -----------            -----------          -----------
  Total revenues                                    32,148,935             29,594,287             62,831,985           53,108,807
                                                   -----------            -----------            -----------          -----------

Costs and expenses:
  Cost of supplemental
    staffing services                               23,695,693             21,742,654             46,403,540           39,048,397
  Licensees' share of gross
    margin                                           2,349,617              2,505,539              4,569,090            4,742,669
  General and administrative                         4,393,510              3,839,865              8,872,723            6,849,607
  Depreciation & amortization                          236,093                235,630                466,335              428,738
                                                   -----------            -----------            -----------          -----------

  Total costs and expenses                          30,674,913             28,323,688             60,311,688           51,069,411
                                                   -----------            -----------            -----------          -----------

Earnings from operations                             1,474,022              1,270,599              2,520,297            2,039,396

Other income (expense):
    Interest - net                                    (165,170)               (10,041)              (249,295)              20,139
    Other - net                                         25,590                (18,396)                34,433               53,951
                                                   -----------            -----------            -----------          -----------

Earnings before provision for
 income taxes                                        1,334,442              1,242,162              2,305,435            2,113,486

Provision for income taxes                             506,000                472,000                874,000              803,000
                                                   -----------            -----------            -----------          -----------

NET EARNINGS                                       $   828,442            $   770,162            $ 1,431,435          $ 1,310,486
                                                   ===========            ===========            ===========          ===========

Weighted average number of shares outstanding:
    Primary                                          4,301,178              4,595,315              4,365,416            4,471,489
    Fully diluted                                    4,301,178              4,752,693              4,365,416            4,558,350

Earnings per common share:
    Primary                                        $       .19            $       .17            $       .33          $       .29
                                                   ===========            ===========            ===========          ===========
    Fully diluted                                  $       .19            $       .16            $       .33          $       .29
                                                   ===========            ===========            ===========          ===========

See accompanying notes to consolidated condensed financial statements.

Earnings per share for the six month periods may not necessarily equal the total for the quarters.

               UNIFORCE TEMPORARY PERSONNEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                              June 30,                     December 31,
                                                                                1995                           1994
                                                                            -----------                   ------------
                                                                             (Unaudited)

CURRENT ASSETS:
          Cash and cash equivalents                                         $ 3,411,953                   $  7,298,823
          Accounts receivable - net                                          14,245,504                     11,818,740
          Funding and service fees
            receivable - net                                                 20,007,806                     14,466,995
          Current maturities of notes
            receivable from licensees - net                                     306,635                        399,714
          Prepaid expenses and other
            current assets                                                      430,538                        501,088
          Deferred income taxes                                                 379,771                        379,771
                                                                            -----------                   ------------

          Total current assets                                               38,782,207                     34,865,131
                                                                            -----------                   ------------

Notes receivable from licensees - net                                           213,086                        277,767
Fixed assets - net                                                            1,747,107                      1,294,550
Deferred costs and other assets - net                                         1,130,942                      1,336,284
Cost in excess of fair value of net
          assets acquired                                                     3,624,158                      3,722,576
                                                                            -----------                   ------------

                                                                            $45,497,500                   $ 41,496,308
                                                                            ===========                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Loan payable                                                      $ 7,900,000                   $  3,500,000
          Payroll and related taxes payable                                   7,460,568                      7,007,921
          Payable to licensees and clients                                    2,083,843                      1,910,111
          Income taxes payable                                                  214,252                            ---
          Accrued expenses and
            other liabilities                                                 3,012,160                      3,165,869
                                                                            -----------                   ------------

          Total current liabilities                                          20,670,823                     15,583,901
                                                                            -----------                   ------------

          Loan payable - non-current                                          2,400,000                      2,800,000

STOCKHOLDERS' EQUITY:
          Common stock $.01 par value                                            49,868                         49,468
          Additional paid-in capital                                          7,653,922                      7,411,572
          Retained earnings                                                  22,111,855                     20,952,594
                                                                            -----------                   ------------
                                                                             29,815,645                     28,413,634

          Treasury stock, at cost, 802,500
            shares in 1995 and 578,750
            shares in 1994                                                   (7,388,968)                    (5,301,227)
                                                                            -----------                   ------------

          Total stockholders' equity                                         22,426,677                     23,112,407
                                                                            -----------                   ------------

                                                                            $45,497,500                   $ 41,496,308
                                                                            ===========                   ============

See accompanying notes to consolidated condensed financial statements.

               UNIFORCE TEMPORARY PERSONNEL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                               1995                          1994
                                                                            ----------                    ----------
Cash flows from operating activities:
 Net earnings                                                               $1,431,435                    $1,310,486
  Adjustments to reconcile net
  earnings to net cash (used)
  by operating activities:
    Depreciation and amortization                                              466,335                       428,738
    (Increase) in receivables
      and prepaid expenses                                                  (7,897,025)                   (6,776,080)
    Stock option compensation expense                                            9,000                         9,000
    Increase in liabilities                                                    686,922                     1,877,110
                                                                            ----------                    ----------

Net cash (used) by operating
 activities                                                                 (5,303,333)                   (3,150,746)
                                                                            ----------                    ----------

Cash flows from investing activities:
 Purchases of fixed assets                                                    (628,443)                     (391,197)
 (Increase) decrease in deferred
   costs and other investments                                                  13,311                    (4,415,990)
 Decrease in notes receivable
   from licensees                                                              157,760                        60,334
                                                                            ----------                    ----------
Net cash (used) by investing
 activities                                                                   (457,372)                   (4,746,853)
                                                                            ----------                    ----------

Cash flows from financing activities:
 Increase in loan payable                                                    4,000,000                     6,300,000
 Cash dividends paid                                                          (272,174)                     (262,783)
 Purchase of treasury stock                                                 (2,087,741)                          ---
 Proceeds from issuance of
  common stock                                                                 233,750                       363,902
                                                                            ----------                    ----------
Net cash provided by financing
 activities                                                                  1,873,835                     6,401,119
                                                                            ----------                    ----------

Net (decrease) in cash
 and cash equivalents                                                       (3,886,870)                   (1,496,480)
 Cash and cash equivalents at
  beginning of period                                                        7,298,823                     7,155,081
                                                                            ----------                    ----------
 Cash and cash equivalents at
  end of period                                                             $3,411,953                    $5,658,601
                                                                            ==========                    ==========

Supplemental disclosures:
 Cash paid for:
   Interest                                                                 $  273,016                    $   50,574
                                                                            ----------                    ----------
   Income taxes                                                             $  669,087                    $  798,031
                                                                            ----------                    ----------

Non-cash investing and financing activity:
  In April 1994, the Company issued 127,720 shares of common stock in connection with the acquisition of certain assets of Brannon & Tully.

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

2.       CONSOLIDATED FINANCIAL STATEMENTS

                  The consolidated financial statements as shown in the accompanying index have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995, and for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 financial statements. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results which may be achieved for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  Total revenues increased by $2,554,648, or 8.6%, from $29,594,287 in the second quarter of 1994 to $32,148,935 in the second quarter of 1995. For the first six months, total revenues increased by $9,723,178 or 18.3% from $53,108,807 in 1994 to $62,831,985 in 1995.

                  Sales of supplemental staffing services increased by $2,732,235 and $9,681,756, respectively, for the second quarter and first six months of 1995 as compared to 1994. These increases resulted principally from the Company's acquisition in April 1994 of certain assets of Brannon & Tully, Inc., a provider of information services ("IS") contract professionals. This company now operates under the tradename of Brannon & Tully/Uniforce Information Services. This acquisition contributed $6,070,257 and $11,765,240, respectively, for the second quarter and first six months of 1995 and $2,977,770 for the period from April 18, 1994 to June 30, 1994. The acquisition has had a favorable impact on the Company's results of operations and its ability to develop higher margin professional services. Sales by the Company's subsidiaries, PrO Unlimited, and to a lesser degree LabForce, continued to increase as the Company emphasized the marketing of these services.

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

                  Service revenues and fees decreased by 9.4% from $1,882,351 in the second quarter of 1994 to $1,704,764 in the second quarter of 1995 and increased by 1.3% from $3,151,691 for the first six months of 1994 to $3,193,113 for first six months of 1995. Service revenues and fees generated by Temporary Help Industry Servicing Company, Inc. (THISCO) and Brentwood Service Group, Inc.
(BSG), two of the Company's subsidiaries, increased by 15.2% and 16.2%, respectively, for the second quarter and first six months of 1995 as compared to 1994. The Company intends to continue to expand this portion of its business through THISCO and BSG during 1995. These increases were more than offset by certain licensee service revenues and fees which were reported in the 1994 periods and for which there were none in the 1995 periods. In addition, system wide sales, which include sales of Associated Offices serviced by THISCO and BSG, increased $12,320,707 or 19.6% from $62,833,751 in the second quarter of 1994 to $75,154,458 in the second quarter of 1995. In the first six months, system wide sales increased by $28,017,112 or 24.5% from $114,270,872 in 1994 to $142,287,984 in 1995.

                  Cost of supplemental staffing services was 77.8% of sales of supplemental staffing services in the second quarter of 1995, compared to 78.5% in the second quarter of 1994. For the first six months, cost of supplemental staffing services was 77.8% of sales of supplemental staffing services in 1995 and 78.2% in 1994. The lower percentage in 1995 was principally due to increased sales in the higher margin professional services.

                  Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $6,748,478 and $5,969,282 for the second quarter of 1995 and 1994, respectively. For the first six months, gross margin from such sales amounted to $13,235,332 in 1995 and $10,908,719 in 1994. Licensees' share of gross margin was 34.8% for the second quarter of 1995 as compared to 42.0% for the second quarter of 1994. For the first six months, licensees' share of gross margin was 34.5% in 1995 and 43.5% in 1994. The lower share as a percentage of total gross margin in 1995 is due, in part, to the sales of Brannon & Tully/Uniforce Information Services for which there are no related licensee distributions, and to the sales of PrO Unlimited for which there are limited distributions.

                  General and administrative expenses increased by $553,645 or 14.4% during the second quarter of 1995 as compared to the second quarter of 1994. For the first six months, general and administrative expenses increased by $2,023,116 or 29.5% in 1995 compared to 1994. As a percentage of revenues, general and administrative expenses were 13.7% and 13.0% for the second quarter of 1995 and 1994, respectively and 14.1% in 1995 and 12.9% in 1994 for the first six month periods. These increases resulted principally from expenses relating to the Brannon & Tully/Uniforce Information Services operations and higher payroll and marketing costs at PrO Unlimited. Further contributing to the increase were higher expenses relating to payroll costs with respect to permanent staff and professional fees relating to the litigation described in
Note 3 of the notes to the consolidated condensed financial statements.

                  The increase in net interest expense in the 1995 periods as compared to 1994 is a direct result of increased borrowings used for the acquisition of Brannon & Tully, Inc. and to meet working capital requirements.

                  As a result of the factors discussed above, net earnings increased by 7.6% from $770,162 ($.16 per share on a fully diluted basis) in the second quarter of 1994 to $828,442 ($.19 per share) in the second quarter of 1995. For the first six months, net earnings increased by 9.2% from $1,310,486 ($.29 per share) in 1994 to $1,431,435 ($.33 per share) in 1995.

FINANCIAL CONDITION

                  As of June 30, 1995, the Company's working capital decreased to $18,111,384, as compared to $19,281,230 at December 31, 1994. This decrease was due primarily to the continuing profitable operations of the Company being more than offset by the repurchase of its common stock, the acquisition of fixed assets and the payment of the cash dividend detailed below. Funding and service fees receivables increased by $5,540,811 to $20,007,806 during the first six months of 1995. This increase is due principally to the increased service revenues and fees generated by THISCO and BSG.

                  During 1995, the Company has paid quarterly cash dividends on shares of common stock of Uniforce at the quarterly rate of $.03 per share. Subsequent to June 30, 1995, the Board of Directors declared a quarterly cash dividend of $.03 per share, which was paid on July 28, 1995 to holders of record on July 18, 1995.

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

                  The Company maintains, with two banks, a working capital credit facility and a revolving credit and term loan facility. The working capital credit facility represents an open line of credit of up to $10,000,000, borrowings under which are payable on demand. Outstanding borrowings bear interest, at the Company's option, at the banks' prime rate or at a rate 120 basis points above the banks' LIBOR Rate (a rate based upon the London Interbank Offered Rate). At June 30, 1995, the Company had outstanding borrowings of $7,100,000 with interest being charged as follows: 7.3875% (120 basis points above the 90 day LIBOR) on $5,000,000, 7.2625% (120 basis points above the 30 day LIBOR) on 1,100,000.00 and 9% (Prime Rate) on $1,000,000.

                  On August 31, 1994, the Company entered into a new revolving credit and term loan agreement establishing a two-year $6,000,000 facility, outstanding borrowings under which, at the Company's option, may be converted at the maturity of the revolving credit facility into a five-year term loan. The loan agreement contains restrictive covenants relating to, among other things, minimum net worth and profitability with which the Company is in compliance. Borrowings under the revolving credit portion of the facility will bear interest, at the Company's option, either at the banks' prime rate or at a rate 120 basis points above the banks' LIBOR Rate. Such borrowings, if converted to a term loan, will bear interest, at the Company's option, either at the banks' prime rate plus 1/4%, or at a rate 145 basis points above the LIBOR Rate. This facility replaced a prior revolving credit facility that matured in June, 1994. Borrowings under the prior facility, which aggregated $4,000,000 at maturity, were converted into a five-year term loan. At June 30, 1995, $3,200,000 was outstanding with interest being charged at 7.5125% (145 basis points above the 90- day LIBOR). The terms of the prior facility are substantially identical to the new revolving credit and term loan facility.

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

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of the Company was held on June 6, 1995. Votes were cast with respect to the reelection of the seven incumbent Directors as follows:

                                                           Number of Shares
                                                           of Common Stock
                                      Number of Shares     as to Which
                                      of Common Stock      Authority to
Nominees                              Voted In Favor       Vote Was Withheld
- --------                              --------------       -----------------

John Fanning                             3,789,216            31,350
Rosemary Maniscalco                      3,804,516            16,050
Gordon Robinett                          3,721,679            98,887
Harry V. Maccarrone                      3,804,016            16,550
Joseph A. Driscoll                       3,745,197            75,369
John H. Brinckerhoff III                 3,807,407            13,159
Daniel Raynor                            3,743,097            77,469

                  The Shareholders also adopted the Company's Director's Stock Option Plan by a vote of 3,430,613 shares in favor and 301,946 shares against. The holders of 75,507 shares abstained from voting and there were 12,500 broker non-votes.

                  The Shareholders also approved an amendment to the Company's Certificate of Incorporation changing the Company's name to "Uniforce Services, Inc." by a vote of 3,742,850 shares in favor and 50,705 shares against. The holders of 5,077 shares abstained from voting and there were 21,934 broker non-votes.

                  The Shareholders also ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1995 by a vote of 3,785,319 shares in favor, 27,005 shares against, the holders of 8,242 shares abstaining from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

            10(a) Fourth Amendment dated as of April 26, 1995 to Revolving Credit and Term Loan Agreement dated as of June 19, 1991 among Uniforce Services, Inc., Natwest Bank, N.A. and Chemical Bank.

            10(b) First Amendment dated as of April 26, 1995 to Revolving Credit and Term Loan Agreement dated as of August 31, 1994 among Uniforce Services, Inc., Natwest Bank, N.A. and Chemical Bank.

            10(c) Promissory Note in the maximum principal amount of $5,000,000 made by Uniforce Services, Inc. to Chemical Bank.

            27          Financial Data Schedule


(b) Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 11, 1995           UNIFORCE TEMPORARY PERSONNEL, INC.


                                  By:  /S/ JOHN FANNING
                                       ----------------------------------------
                                       John Fanning, Chairman of the Board
                                       and President




                                  By:  /S/ HARRY MACCARRONE
                                       ----------------------------------------
                                       Harry Maccarrone, V.P. of Finance,
                                       Principal Financial and Accounting
                                       Officer