Form 10-Q
period 1995-09-30
UNIFORCE TEMPORARY PERSONNEL INC
filed 1995-11-14
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1995
                               ------------------------------

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

                         Commission file number 0-11876
                                                -------
                             Uniforce Services, Inc.
             (formerly known as Uniforce Temporary Personnel, Inc.)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                     13-1996648
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

1335 Jericho Turnpike, New Hyde Park, NY                11040
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (516) 437-3300
                                                      --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 4,157,713 (as of November 1, 1995)

                             UNIFORCE SERVICES, INC.


                                      INDEX


                                                                     Page No.
PART I FINANCIAL INFORMATION:

Item 1.    Consolidated Condensed Financial Statements

           Consolidated condensed statements of earnings -
             three months and nine months ended
             September 30, 1995 and 1994 (unaudited)                     1

           Consolidated condensed balance sheets -
             September 30, 1995 (unaudited) and December
             31, 1994                                                    2

           Consolidated condensed statements of cash flows -
             nine months ended September 30, 1995 and 1994
             (unaudited)                                                 3

           Notes to consolidated condensed financial
             statements (unaudited)                                      4


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         5


PART II OTHER INFORMATION:

Item 1.    Legal Proceedings                                             9

Item 6.    Exhibits and Reports on Form 8-K                              9

ITEM 6.           Exhibits and Reports:

                  (a)      Exhibits

                           10(a) Agreement dated November 3, 1995 among Uniforce Staffing Services, Inc. ("USSI") the Registrant, the subsidiaries of the Registrant, Natwest Bank N.A. ("Natwest") and Chemical Bank ("Chemical").

                           10(b) Promissory Note in the maximum principal amount of $7,000,000 made by USSI to Chemical.

                           10(c) Promissory Note in the maximum principal amount of $5,000,000 made by USSI to Natwest.

                           27          Financial Data Schedule.


                  (b)      Reports on Form 8-K

                           There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                     Three Months Ended                   Nine Months Ended
                                         September 30,                     September 30,
                                  -------------------------        ---------------------------
                                     1995             1994         1995               1994
                                     ----             ----         ----               ----
Sales of supplemental
 staffing services                $33,609,759      $29,525,629    $93,248,631      $79,482,745
Service revenues and fees           2,336,979        1,943,205      5,530,092        5,094,896
                                  -----------      -----------    -----------      -----------
  Total revenues                   35,946,738       31,468,834     98,778,723       84,577,641
                                  -----------      -----------     ----------      -----------

Costs and expenses:
  Cost of supplemental
    staffing services              26,260,124       23,028,161     72,663,664       62,076,558
  Licensees' share of gross
   margin                           2,597,035        2,567,202      7,166,125        7,309,871
  General and administrative        5,005,916        4,228,463     13,878,639       11,078,070
  Depreciation & amortization         227,008          246,179        693,343          674,917
                                  -----------       -----------    -----------      -----------
  Total costs and expenses         34,090,083       30,070,005     94,401,771       81,139,416
                                  ------------      -----------    -----------      -----------

Earnings from operations            1,856,655        1,398,829      4,376,952        3,438,225

Other income (expense):
  Interest - net                     (278,498)        (26,216)       (527,793)          (6,077)
  Other - net                          (5,696)         29,937          28,737           83,888
                                  -----------      -----------    -----------      ----------
Earnings before provision for
 income taxes                       1,572,461        1,402,550      3,877,896        3,516,036

Provision for income taxes            599,000          533,000      1,473,000        1,336,000
                                  -----------      -----------    -----------      -----------

NET EARNINGS                      $   973,461      $   869,550    $ 2,404,896      $ 2,180,036
                                  ===========      ===========    ===========      ===========

Weighted average number
 of shares outstanding              4,260,056        4,667,266      4,330,296        4,536,748

Earnings per share                $       .23      $       .19    $       .56      $       .48
                                  ===========      ===========    ===========      ===========











See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                           September 30,         December 31,
                                                1995                1994
                                           ------------          ------------
                                            (Unaudited)
Current assets:
          Cash and cash equivalents           $ 6,771,569       $  7,298,823
          Accounts receivable - net            16,165,968         11,818,740
          Funding and service fees
            receivable - net                   19,686,643         14,466,995
          Current maturities of notes
            receivable from licensees - net       237,952            399,714
          Prepaid expenses and other
            current assets                        722,976            501,088
          Deferred income taxes                   379,771            379,771
                                              -----------        ------------

          Total current assets                 43,964,879         34,865,131
                                              -----------        ------------

Notes receivable from licensees - net             165,357            277,767
Fixed assets - net                              2,257,591          1,294,550
Deferred costs and other assets - net             888,488          1,336,284
Cost in excess of fair value of net
          assets acquired                       3,576,324          3,722,576
                                              -----------       ------------

                                              $50,852,639       $ 41,496,308
                                              ===========       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Loan payable                        $10,500,000       $  3,500,000
          Payroll and related taxes payable     8,508,901          7,007,921
          Payable to licensees and clients      2,304,045          1,910,111
          Income taxes payable                    381,024                ---
          Accrued expenses and
            other liabilities                   3,484,060          3,165,869
                                              -----------       ------------

          Total current liabilities            25,178,030         15,583,901
                                              -----------       ------------

Loan payable - non-current                      2,200,000          2,800,000
Capital lease obligation - non-current            438,599                ---

Stockholders' equity:
          Common stock $.01 par value              49,872             49,468
          Additional paid-in capital            7,660,918          7,411,572
          Retained earnings                    22,958,437         20,952,594
                                              -----------       ------------
                                               30,669,227         28,413,634

          Treasury stock, at cost, 829,500
           shares in 1995 and 578,750
           shares in 1994                     (7,633,217)         (5,301,227)
                                             -----------        ------------

          Total stockholders' equity          23,036,010          23,112,407
                                             -----------        ------------

                                             $50,852,639       $ 41,496,308
                                             ===========       ============





See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   1995                1994
                                                   ----                ----
Cash flows from operating activities:
 Net earnings                                   $2,404,896        $2,180,036
  Adjustments to reconcile net
  earnings to net cash (used)
  by operating activities:
    Depreciation and amortization                  693,343           674,917
    (Increase) in receivables
      and prepaid expenses                      (9,788,764)       (8,144,504)
    Stock option compensation expense               13,500            13,500
    Increase in liabilities                      2,508,305         3,411,980
                                                 ----------       ----------

Net cash (used) by operating
 activities                                     (4,168,720)       (1,864,071)
                                                ----------        ----------

Cash flows from investing activities:
 Purchases of fixed assets                        (709,995)         (401,382)
 (Increase) decrease in deferred
   costs and other investments                     172,082        (4,620,452)
 Decrease in notes receivable
   from licensees                                  274,172           120,855
                                                ----------        ----------
Net cash (used) by investing
 activities                                       (263,741)       (4,900,979)
                                                ----------        ----------

Cash flows from financing activities:
 Increase in loan payable                        6,400,000         6,600,000
 Cash dividends paid                              (399,053)         (397,240)
 Purchase of treasury stock                     (2,331,990)         (293,753)
 Proceeds from issuance of
  common stock                                     236,250           734,405
                                                ----------         ----------
Net cash provided by financing
 activities                                      3,905,207         6,643,412
                                                ----------         ----------

Net (decrease) in cash
 and cash equivalents                            (527,254)          (121,638)
 Cash and cash equivalents at
  beginning of period                           7,298,823          7,155,081
                                                ----------         ----------
 Cash and cash equivalents at
  end of period                                $6,771,569         $7,033,443
                                               ==========         ==========

Supplemental disclosures:
 Cash paid for:
   Interest                                    $  422,730         $  110,601
                                               ----------         ----------
   Income taxes                                $1,084,548         $1,428,289
                                               ----------         ----------

Non-cash investing and financing activity:
     In April 1994, the Company issued 127,720 shares of common stock in connection with the acquisition of certain assets of Brannon & Tully.

     During 1995, the Company entered into a capital lease agreement for $524,423 of computer software.





See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION

        The consolidated condensed financial statements include the accounts of Uniforce Services, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        The consolidated condensed financial statements as shown in the accompanying index have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 financial statements. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results which may be achieved for the full year.

        Tax accruals have been made based on estimated effective annual tax rates for the periods presented.

3.   CONTINGENCIES

        In  April   1994,   various   prior   insurance   carriers   and  their
not-for-profit trade association filed an action against the Company, its officers, a director and various unrelated parties. The carriers amended the complaint in October 1995. The action alleges breach of contracts of insurance, negligence, fraud, conspiracy to defraud and fraudulent inducement resulting in underpayment of premiums. The time for the Company to respond to the complaint has not yet expired and the Company continues to deny the validity of the claims of the Plaintiffs. Further, it intends to assert substantial claims in opposition to the claims of the Plaintiffs. Additionally, the Company and its subsidiaries have filed suit against various prior worker compensation carriers alleging claims mismanagement.

        Management believes that the ultimate outcome of these matters will not have a material adverse affect upon the financial position of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


        Total revenues increased by $4,477,904, or 14.2% from $31,468,834 in the third quarter of 1994 to $35,946,738 in the third quarter of 1995. For the first nine months, total revenues increased by $14,201,082 or 16.8% from $84,577,641 in 1994 to $98,778,723 in 1995.

        Sales of supplemental staffing services increased by $4,084,130 and $13,765,886, respectively, for the third quarter and the first nine months of 1995 as compared to 1994. These increases resulted principally from the Company's acquisition in April 1994 of certain assets of Brannon & Tully, Inc., a provider of information services ("IS") contract professionals. This company now operates under the tradename of Brannon & Tully/Uniforce Information Services. This acquisition contributed $6,713,154 and $18,499,048, respectively, for the third quarter and the first nine months of 1995 and $4,396,829 for the third quarter of 1994 and $7,374,599 for the period from April 18, 1994 to September 30, 1994. This acquisition has had a favorable impact on the Company's results of operations and its ability to develop higher margin professional services. Sales by the Company's subsidiaries, PrO Unlimited, and to a lesser degree LabForce, continued to increase as the Company emphasized the marketing of these services.

        The Company's strategy is to expand through the development of higher margin professional services such as IS, technical, automated office and other professional support services as well as through its PrO Unlimited and LabForce subsidiaries, while continuing to reduce the percentage of its sales derived from light industrial assignments. In addition, the Company intends to continue to pursue acquisitions of established independent supplemental staffing service companies that offer specialty services.

        Service revenues and fees increased by 20.3% from $1,943,205 in the third quarter of 1994 to $2,336,979 in the third quarter of 1995 and increased by 8.5% from $5,094,896 for the first nine months of 1994 to $5,530,092 for the first nine months of 1995. Service revenues and fees generated by Temporary Help Industry Servicing Company, Inc. (THISCO) and Brentwood Service Group, Inc.
(BSG), two of the Company's subsidiaries, increased by $318,614 and $763,475,respectively, for the third quarter and the first nine months of 1995 as compared to 1994. The Company intends to continue to expand this portion of its business through THISCO and BSG. The nine month increase was offset by certain licensee service revenues and fees which were reported in 1994 and for which there were lower amounts in 1995. For the third quarter, licensee service revenues and fees were higher in 1995 as compared to 1994. In addition, system-wide sales, which include sales of Associated Offices serviced by THISCO and BSG, increased $13,430,382 or 19.8% from $67,787,639 in the third quarter of 1994 to $81,218,021 in the third quarter of 1995. In the first nine months, system-wide sales increased by $41,447,494 or 22.8% from $182,058,511 in 1994 to $223,506,005 in 1995.

        Cost  of  supplemental   staffing   services  was  78.1%  of  sales  of
supplemental staffing services in the third quarter of 1995, compared to 78.0% in the third quarter of 1994. For the first nine months, cost of supplemental staffing services was 77.9% of sales of supplemental staffing services in 1995 and 78.1% in 1994.

        Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $7,349,635 and $6,497,468 for the third quarter of 1995 and 1994, respectively. For the first nine months, gross margin from such sales amounted to $20,584,967 in 1995 and $17,406,187 in 1994. Licensees' share of gross margin was 35.3% for the third quarter of 1995 as compared to 39.5% for the third quarter of 1994. For the first nine months, licensees' share of gross margin was 34.8% in 1995 and 42.0% in 1994. The lower share as a percentage of total gross margin in 1995 is due, in part, to the sales of Brannon & Tully/Uniforce Information Services for which there are no related licensee distributions, and to the sales of PrO Unlimited for which there are limited distributions.

        General and administrative expenses increased by $777,453 or 18.4% during the third quarter of 1995 as compared to the third quarter of 1994. For the first nine months, general and administrative expenses increased by $2,800,569 or 25.3% in 1995 compared to 1994. As a percentage of revenues, general and administrative expenses were 13.9% and 13.4% for the third quarter of 1995 and 1994, respectively and 14.1% in 1995 and 13.1% in 1994 for the first nine month periods. These increases resulted principally from expenses relating to the Brannon & Tully/Uniforce Information Services operations. Further contributing to the increase were higher expenses relating to payroll costs with respect to permanent staff offset by savings in staff recruiting costs and increased professional fees relating to the litigation described in Note 3 of the notes to the consolidated condensed financial statements.

        The increase in net interest expense in the 1995 periods as compared to 1994 is a direct result of increased borrowings used for the acquisition of Brannon & Tully, Inc. and to meet working capital requirements due to the increased system-wide sales.

        As a result of the factors discussed above, net earnings increased by 12.0% from $869,550 ($.19 per share) in the third quarter of 1994 to $973,461 ($.23 per share) in the third quarter of 1995. For the first nine months, net earnings increased by 10.3% from $2,180,036 ($.48 per share) in 1994 to $2,404,896 ($.56 per share) in 1995.

FINANCIAL CONDITION

        As of September 30, 1995, the Company's working capital decreased to $18,786,849, as compared to $19,281,230 at December 31, 1994. This decrease was due primarily to the continuing profitable operations of the Company being more than offset by the repurchase of its common stock, the acquisition of fixed assets and the payment of the cash dividend detailed below. Funding and service fees receivables increased by $5,219,648 to $19,686,643 during the first nine months of 1995. This increase is due principally to the increased service revenues and fees generated by THISCO and BSG.

        During 1995, the Company has paid quarterly cash dividends on shares of common stock of Uniforce at the quarterly rate of $.03 per share. Subsequent to September 30, 1995, the Board of Directors declared a quarterly cash dividend of $.03 per share, which was paid on October 27, 1995 to holders of record on October 13, 1995.

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

        The Company maintains, with two banks, a working capital credit facility and a revolving credit and term loan facility. The working capital credit facility represents an open line of credit of up to $12,000,000 (increased from $10,000,000, effective in November 1995), borrowings under which are payable on demand or December 31, 1995. Outstanding borrowings bear interest, at the Company's option, at the banks' prime rate or at a rate 120 basis points above the banks' LIBOR Rate (a rate based upon the London Interbank Offered Rate). At September 30, 1995, the Company had outstanding borrowings of $9,700,000 with interest being charged as follows: 7.075% (120 basis points above the LIBOR) on $7,200,000 and 8.75% (Prime Rate) on $2,500,000.

        On August 31, 1994, the Company entered into a new revolving credit and term loan agreement establishing a two-year $6,000,000 facility, outstanding borrowings under which, at the Company's option, could be converted at the maturity of the revolving credit facility into a five-year term loan. Effective November 1995, in connection with the increase in the Company's working capital facility described above, the revolving credit and term loan agreement (under which there were no outstanding borowings) was terminated. The terminated facility had replaced a prior revolving credit facility that matured in June 1994. Borrowings under the prior facility, which aggregated $4,000,000 at maturity, were converted into a five-year term loan. At September 30, 1995, $3,000,000 was outstanding with interest being charged at 7.325% (145 basis points above the 90-day LIBOR). The terms of the prior facility contain restrictive covenants relating to, among other things, minimum net worth and profitability, with which the Company is in compliance.



         The Company is in active negotiations with regard to replacement financing arrangements, which it currently anticipates will be completed within the next 30 days.

         The Company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next 12 months. The Company believes that internally generated cash flow and existing borrowing facilities will be adequate to meet operating requirements through December 31, 1995. It further believes that the replacement financing arrangement currently being negotiated will be adequate to meet its operating requirements subsequent to such date. The Company intends to expand its business through the development of higher margin professional services as well as through PrO Unlimited, LabForce and Brannon & Tully/Uniforce Information Services. Additionally, the Company continues to pursue expansion by acquisition of established independent supplemental staffing service companies that offer specialty services. The Company anticipates that this expansion will be financed from internally generated cash flow and borrowing facilities.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        Reference is made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, to Item 1. Legal Proceedings of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and to the description therein of a civil action commenced in the Circuit Court, for the Fifteenth Judicial Circuit, Palm Beach County, Florida by National Council on Compensation Insurance, Inc., National Workers Compensation Reinsurance Pool, Insurance Company of North America, The Travelers Insurance Company and Liberty Mutual Insurance Company, Case No. CL-94-03275AD. In October 1995 the Plaintiffs filed a Second Amended Complaint. In the Second Amended Complaint the Plaintiffs added several defendants unrelated to the registrant and additionally, three licensees of Uniforce, Gordon Robinett, a director of Uniforce and the registrant's former Vice-President of Finance, and the registrant's independent public auditors. The Plaintiffs allege causes of action for breach of contracts of insurance, negligence, fraud, conspiracy to defraud, and fraudulent inducement. The Plaintiffs allege that by virtue of the manner in which the Company conducted its business, the Company secured workers' compensation coverage for its temporary employees at premiums below those that should have been paid. The Plaintiffs seek an audit, accounting, and damages in an unspecified amount not less than $11,500,000. The time for the Company to respond to the Complaint has not expired. The Company denies the claims and intends to assert substantial counter-claims.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

  10(a) Agreement dated November 3, 1995 among Uniforce Staffing Services, Inc. ("USSI") the Registrant, the subsidiaries of the Registrant, Natwest Bank N.A. ("Natwest") and Chemical Bank ("Chemical").

  10(b) Promissory Note in the maximum principal amount of $7,000,000 made by USSI to Chemical.

  10(c) Promissory Note in the maximum principal amount of $5,000,000 made by USSI to Natwest.

  27                       Financial Data Schedule.


(b) Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1995               UNIFORCE SERVICES, INC.


                                        By:/s/ John Fanning
                                           -----------------------------------
                                           John Fanning, Chairman of the Board
                                           and President




                                        By:/s/ Harry Maccarrone
                                           -----------------------------------
                                           Harry Maccarrone, V.P. of Finance,
                                           Principal Financial and Accounting
                                           Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION OF EXHIBIT                        PAGE

  10(a) Agreement dated November 3, 1995 among Uniforce Staffing Services, Inc. ("USSI") the Registrant, the subsidiaries of the Registrant, Natwest Bank N.A. ("Natwest") and Chemical Bank ("Chemical").

  10(b) Promissory Note in the maximum principal amount of $7,000,000 made by USSI to Chemical.

  10(c) Promissory Note in the maximum principal amount of $5,000,000 made by USSI to Natwest.

  27                       Financial Data Schedule.