Form 10-K
period 1995-12-31
UNIFORCE TEMPORARY PERSONNEL INC
filed 1996-03-28
CIK 740285

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

                         Commission file number 0-11876

                             UNIFORCE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                       13-1996648
(State or other jurisdiction                   (IRS Employer Identification
 of incorporation or organi-                    Number)
 zation)

1335 Jericho Turnpike, New Hyde Park, NY     11040
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code: (516) 437-3300

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Each Class                           on Which Registered

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          The aggregate market value at March 1, 1996 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the NASDAQ National Market), held by non-affiliates of the Registrant was approximately $14,725,262. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 1, 1996, there were outstanding 2,981,763 shares of the Registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the Registrant's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

ITEM 1.   BUSINESS

          The Company is a specialty niche supplemental staffing company focused in the areas of information services ("IS"), technology, office automation and medical office support. It provides services to businesses, educational institutions, professional and service organizations, federal, state and local governmental agencies and others in the United States. The Company also supplies payroll, billing and/or financial support services to independent supplemental staffing firms (the "Associated Offices"), provides temporary laboratory staffing support to the scientific community and provides confidential consulting and payrolling, permitting clients to utilize the services of former 1099 independent contractors and consultants.

          Uniforce(R) assists clients in meeting peak workloads, handling special projects, overcoming personnel shortages and solving staffing emergencies by supplying them with a supplemental work force. Supplemental staffing assignments range in duration from days and weeks to many months. Planned use of supplemental staffing affords economies and flexibility to clients by permitting the hiring of only such permanent employees as are required for the basic day-to-day workload. As clients pay only for actual hours worked by supplemental staff, the cost of such personnel is directly related to production and work flow. Use of services provided by the Company on a routine basis also eliminates or reduces clients' recordkeeping, payroll tax, insurance, benefits, hiring, training and turnover costs.

          A subsidiary of Uniforce, trading as Uniforce Information Services/Brannon & Tully, places specialized IS professionals on a supplemental staffing basis. PrO Unlimited, Inc. ("PrO Unlimited(TM)") provides confidential employee conversion and consulting services enabling client companies to utilize the services of former 1099 independent contractors and consultants. Employee conversion results in the employment of former 1099 independent contractors and consultants by PrO Unlimited and the assignment of these persons to work as supplemental staffers for clients of PrO Unlimited. LabForce of America, Inc. ("LabForce(R)") provides laboratory professionals, including chemists, biologists, engineers and other supplemental scientific support personnel to a broad range of industries.

          Temporary Help Industry Servicing Company, Inc. ("THISCO(R)") and its subsidiary, Brentwood Service Group(R), Inc. ("Brentwood"), provide confidential financing and perform certain payroll, billing and back office services for Associated Offices. These functions are performed under contract for a service charge.

          At March 1, 1996, Uniforce Licensees operated 36 licensed offices and Uniforce operated 14 Company-owned offices, LabForce operated 12 offices, PrO Unlimited 6 offices and Uniforce Information Services 4 offices. Some of the LabForce and PrO Unlimited offices occupied space shared with Uniforce offices. At that date, THISCO and Brentwood serviced 124 Associated Offices. In addition to its Headquarters (which will be relocated to Woodbury, New York from New Hyde Park, New York in April 1996), the

Company maintains a Southeastern Regional office in Boca Raton, Florida and a Midwestern Regional Office in Overland Park, Missouri. These offices are responsible for the Company's operations in these areas and, together with the Headquarters office, the servicing of Uniforce licensed and Company-owned offices. The Company also maintains an Administrative and Operating Office in Cleveland, Tennessee, which is responsible for servicing the clients of Brentwood, and an Operating Office in Atlanta, Georgia, which is responsible for servicing the IS clients of Uniforce Information Services/Brannon & Tully. References herein to "Uniforce" are references to Uniforce Staffing Services, Inc. and its Licensees. References to the "Company" are references to Uniforce Services, Inc. and its subsidiaries.

UNIFORCE

          Uniforce offices furnish a variety of skilled and semi-skilled supplemental staffing services in the categories described below.

          In 1995, general and automated office, technical and professional services accounted for approximately 81% of the total revenues derived from the sale of supplemental staffing services, and light industrial services accounted for approximately 19% of such revenues.

          Uniforce obtains clients through the efforts of the Company's and its Licensees' own sales personnel, direct mail solicitation and referrals from other clients. The Company also administers public relations programs and advertising campaigns using the slogans, "Workstyles To Fit Your Lifestyle(R)," "Always There When You Need Us(TM)," "Your Search for Excellence is Over!(R)," "Work When You Want To
Work(R)," "Get Ahead in Style(R)," "The Productivity People(R)" and "Productivity Through People(R)." Supplemental staffers are recruited primarily through local media advertising and through referrals from other temporary staffers.

          Although the Company does not consider its business to be seasonal, the number of days worked by certain supplemental staffing personnel, principally in light industrial tasks, and resultant revenues varies from quarter to quarter, as a result of holidays and adverse weather conditions.

         INFORMATION SERVICES AND TECHNICAL SERVICES

          Uniforce furnishes highly skilled Information Technology professionals as consultants, programmers, systems analysts, project managers, network specialists and software engineers as well as in various other specialized capacities to a variety of industries.

          The Company supplies various levels of skilled workers for Computer Aided Drafting and Design (CAD), Computer Aided Manufacturing (CAM), drafting, design, electronic component assembly, wiring and soldering to high-tech and manufacturing.

         AUTOMATED OFFICE SERVICES

          These Uniforce temporary staffers are skilled individuals who perform word processing, data processing, data entry and personal computer operations.

         GENERAL OFFICE SERVICES

          Uniforce   temporary   staffers   perform  as  secretaries,   typists,
receptionists, clerical assistants and records management clerks, as well as in other general office categories.

         MEDICAL OFFICE SUPPORT

          Uniforce provides supplemental staffers for general medical office support functions that include, but are not limited to, secretarial, payroll, medical billing, medical transcribing and general clerical functions.

         MARKETING

          Uniforce  supplemental  staffers  assist  in  product   demonstration,
telemarketing and new product sampling, and provide general staff support at trade shows and conventions.

         LEGAL AND ACCOUNTING

          Uniforce legal staffers serve as legal secretaries/ typists, paralegals, law clerks, librarians and in other law- related areas. Uniforce provides supplemental staffers for general accounting services and other finance-related tasks, such as bookkeeping, recordkeeping and credit and collection.

         LIGHT INDUSTRIAL

          Uniforce provides both skilled and semi-skilled employees to supplement its clients' regular work forces in manufacturing plants, warehouses, distribution centers, retail outlets, hotels and convention centers. Uniforce staffers assist in shipping and receiving, packing, general assembly, inventory and hospitality services.

LICENSED OFFICES

          Licensees have the exclusive right to open and maintain one or more offices within a designated territory, using the Uniforce name and service marks, and the "Uniforce System," consisting of marketing programs, operating methods, forms, advertising and promotional materials. Company-owned branch offices and licensed offices are generally not operated in the same territory.

          All new Licensees receive initial training at the Company's training center, supplemented by written and videotaped training materials used at the Licensees' offices. Thereafter, ongoing advisory service and support is provided to each office by the Company's Headquarters and Regional Headquarters staff.

          Licensees recruit supplemental staffers and promote their services to both existing and new clients obtained through the Licensees' marketing efforts. Performance of the supplemental staffers and overall service quality is the direct responsibility of Licensees. As they are ultimately responsible for the collection of accounts receivable, Licensees must conform to strict credit and collection practices structured by the Company.

          The Company and its Licensees share the gross profits from each Uniforce office. Licensing agreements have a perpetual term. However, Uniforce may terminate a license for material breach by a Licensee or for other significant good cause as prescribed in the agreements. In addition, at any time after 18 months, a Licensee (other than one granted a license under the

Affiliation Licensing Program) may surrender the license and withdraw from the supplemental staffing service business in the territory or, upon payment to Uniforce of an amount based on a predetermined formula, assume and continue the operation of the business independently of Uniforce, the Uniforce name and the Uniforce System. Affiliation Licensing Program Licensees generally must wait five or 10 years from commencement of operations under the Uniforce name before exercising this option. In either event, if a Licensee exercises this option, the Company may then license a new office or operate a Company-owned office in the territory.

          The Company grants licenses to operate Uniforce Services offices and presently offers several different licensing programs. Under the first, licenses are granted to individuals who, with the assistance of the Company, open new supplemental staffing offices. The second is the Company's Regional Licensing Program, under which qualified Licensees agree to open and operate at least two Uniforce offices in different areas over a predetermined period of time. The third is the Company's Affiliation Licensing Program, which integrates established independent supplemental staffing services into the Uniforce system and includes an inducement payment to qualified candidates. The fourth is the Uni-Free(TM) Start-Up Program, which is available to experienced supplemental staffing service executives. Under this last program, Uniforce does not charge an initial license fee and offers limited financial assistance to qualified Licensees.

BRANNON & TULLY/UNIFORCE INFORMATION SERVICES

          These highly skilled professionals perform as programmers, systems analysts, technical writers, database analysts, project managers, application developers, software engineers, and LAN/WAN (Local Area Network/Wide Area Network) specialists. In 1995, the Company began using the name Uniforce Information Services to designate services provided by this subsidiary.

LABFORCE

          LabForce provides supplemental scientific staffing support to the scientific community. Uniforce offices are also given the opportunity to sell this product line. LabForce provides services nationwide to companies involved in pharmaceutical, environmental, biotech and processing businesses. LabForce staffers include highly specialized professional chemists, biologists, lab instrumentation operators and technicians.

PRO UNLIMITED

          PrO Unlimited provides consulting and conversion services to client companies that require assistance in complying with regulations regarding the use of 1099 independent contractors and returning retirees. Using its SCORE 1099(TM) software system, it offers client companies consulting services incorporating a proprietary liability and risk scoring system to assess the likelihood of a client's independent contractor being reclassified as an employee by a governmental authority.

THISCO/BRENTWOOD

          THISCO and Brentwood offer unlimited supplemental staff payroll financing and/or total back office services to Associated Offices. THISCO and Brentwood's back office services include the providing of various management reports and analysis, payment of all federal, state and local payroll taxes and preparation and filing of quarterly and annual payroll tax returns for the temporary staffers placed by independently owned Associated Offices. Customized paychecks and invoices are provided to the clients of the Associated Offices in the name of the Associated Office. Clients of the Associated Offices remit payment to the Company.

SUPPORT SERVICES

          The Company's Headquarters is staffed by a team of personnel professionals who provide various support services to Licensees, their staffs and supplemental staffers, and to the various subsidiaries of the Company and Associated Offices. The Company maintains an accounting and data processing service center that prepares supplemental staffer payrolls and client billing, assists in accounts receivable collection and furnishes computerized management information and analysis to Uniforce offices, Company clients and Associated Offices. Licensees are assigned a Field Service Representative to provide on-site and telephonic assistance in developing the office to its full potential. Licensees, and in some instances, their in-house staff members, receive training at the Company's training center. In addition, periodic seminars are conducted for Licensees and managers. The Company provides ongoing training, orientation and bi-monthly topical video update programs that are distributed to all Uniforce offices for use by in-house and supplemental staffers. The Company's Marketing Department prepares and distributes programs and promotional literature designed to attract and educate clients to the benefits of using Uniforce, LabForce, PrO Unlimited, THISCO and Brentwood services and to recruit personnel for such subsidiaries. The Company maintains various regional administrative and sales offices throughout the country that seek new Licensees to expand the Uniforce network and new clients for the services of Brannon & Tully, THISCO, Brentwood, PrO Unlimited and LabForce.

EMPLOYEES

          The Company currently has approximately 200 employees at its Headquarters, its Regional Headquarters, Company-owned offices and in the offices of its various subsidiaries. Licensees' offices generally employ two to four in-house employees, depending upon the size of the office. Supplemental staffers may be employed and paid by the Company or by Licensees, depending upon arrangements with each Licensee. All employees of the Company are covered by workers' compensation and general liability insurance and by a fidelity bond. The Company encourages long term relationships with its supplemental staffers through their participation in its 401(k) plan. During 1995, the Company, Uniforce, its Licensees, PrO Unlimited, LabForce and the Associated Offices provided supplemental staffing services of approximately 74,000 persons.

COMPETITION

          The supplemental staffing industry is highly competitive. Competition is encountered from national, regional and local personnel services in attracting licensees, employees and clients. Certain national temporary service companies, such as Kelly Services, Inc., Olsten Corporation, Manpower, Inc. and Adia Services, Inc., are substantially larger in size than the Company and possess substantially greater operational, financial and personnel resources.

          The Company believes that its initial and ongoing training program, focused on the Licensee, its in-house staff and staffers located at Company-owned facilities, has helped it achieve significant results in the past. No assurance can be given that this will continue to be the case.

          The Company believes that niche marketing, quality service, high caliber professional temporary employees, proper pricing, value added services and the range of services offered by it are the principal competitive factors that enable it to compete effectively within local markets. The Company views its rate structure as competitive with those of others in the industry.

          PrO Unlimited has principally regional or local competition with no one company directly competing against it in the national marketplace. LabForce has as its principal competitor Lab Support, Inc. In financial and back office support services, the Company's principal competitors are Career Horizons, Inc., Damian Services Corporation and TempFunds America, Inc. Brannon & Tully's competes both with national and regional providers of IS professionals.

          While the Company has experienced competitive pressures in its business, it believes that being a national provider with centralized support services has enabled it to distribute the costs associated with its businesses among its Licensees, Company-owned facilities and Associated Offices.

GOVERNMENTAL REGULATION

          The primary business of the Company is not subject to governmental regulation. The sale of franchises or licenses, however, is subject to such regulation, both by the Federal Trade Commission and a number of states. The Company believes that it is in compliance with all material requirements of Federal and state laws applicable to the sale of franchises or licenses in those states in which it has engaged in marketing licenses.

TRADEMARKS

          The Company holds United States service mark registrations for the name "Uniforce(R)" (with logo design), "Your Search for Excellence is Over!(R)," "Work When You Want To Work(R)," "Get Ahead In Style(R)," "The Productivity People(R)," "Productivity Through People(R)," "Employers Overload(R)," "THISCO(R)," "Brentwood Service Group(R)," "LabForce(R)," "PrO Unlimited(R)," "Workstyles To Fit Your Lifestyle(R)" and "Brannon & Tully(R)." The Company also holds United States trademark registrations for "Skill Wiz(R)" (a program for the testing of automated office skills of temporary personnel), "Fax A Temp(R)" (a system for obtaining job requests and other client information via telecopier equipment), "Factfile(R)" (a system for organizing detailed facts regarding client requirements), "Unimation(R)" (a specialized program providing a full range of office automation services), "OA Templine(R)" (a software support, 800-number hotline for supplemental staffers on assignment), "Careertemp Club(R)" (with logo design) (a program providing a wide range of benefits to career temporary employees), "Uni-Free(R)," (a licensing program described above), and "Get Up and Go(R)" (a program that allows supplemental staffers the mobility to transfer from a Uniforce office in one city to one in another city). The Company has applied for trademark registration of "Uniskill," "Brentware," "Thiskill" (specialized software) and "SCORE 1099." The Company has also obtained certain New York State service marks, service mark registrations for "Uniforce" (with logo design), THISCO and Payroll Options Unlimited in Canada, Tempfunds U.K. in the United

Kingdom, and has applied for a service mark registration for "Uniforce" in Brazil.

RECENT DEVELOPMENTS

          On December 11, 1995, the Company commenced an offer (the "Offer") to purchase up to 1,250,000 shares of its Common Stock (the "Shares") at $11.25 per share, net to the seller in cash. An aggregate of 1,401,080 Shares was tendered pursuant to the Offer, which provided for proration in the event of oversubscription. On Wednesday, January 10, 1996, the Company purchased 1,250,000 Shares for aggregate consideration of $14,062,500, which, after giving effect to certain costs and expenses of the Offer, resulted in a reduction of stockholders' equity of approximately $14,160,000 subsequent to year-end. At March 1, 1996, there were 2,981,763 shares of Common Stock outstanding.

ITEM 2.   PROPERTIES.

          The following table sets forth at March 1, 1996 the principal use and location, approximate floor space, annual rental and lease expiration date of the Company's principal facilities. Licensee facilities are not included.

                                                                  Lease
Principal Use and         Approximate          Annual           Expiration
Location                  Square Feet          Rental              Date
------------------      ---------------     ---------------     -----------

Executive Office             15,370         $194,235(1)            4/30/95
New Hyde Park, NY

Executive Office             23,360          443,840(2)            5/31/06
Woodbury, NY

Regional Service and          2,897           36,355(1)(3)         11/09/99
 Operating Office
Boca Raton, FL

Administrative and            6,425           42,020               12/31/97
  Operating Office
Cleveland, TN

Operating Office              5,500           82,560                4/18/99
Atlanta, GA


(1) Additional rent is payable in the event of increases in taxes and/or operating costs.

(2)      The lease  provides  for  annual  rental  increases  of  approximately
         $20,000.

(3)      Commencing  February  1, 1996,  the Company  subleased  a  substantial
         portion  of  these   premises   and  reduced  its  annual   rental  by
         approximately $60,000.

ITEM 3.  LEGAL PROCEEDINGS.

NCCI ET AL. V. UNIFORCE TEMPORARY PERSONNEL, INC., ET AL.

          On April 26, 1994, National Council on Compensation Insurance, Inc., National Workers Compensation Insurance, Inc., National Workers Compensation Reinsurance Pool, Insurance Company of North America, The Travelers Insurance Company and Liberty Mutual Insurance Company (collectively, the "NCCI
Plaintiffs") filed an action in the Circuit Court, Palm Beach County, Florida (the "Circuit Court") against the Company, certain of its subsidiaries, John Fanning, Rosemary Maniscalco and Harry Maccarrone, executive officers of the Company, and other unrelated parties. In June 1994 the NCCI Plaintiffs filed an amended complaint in the action and in October 1995 a second amended complaint. In the second amended complaint, the NCCI Plaintiffs added several defendants including Gordon Robinett, a director of the Company and the Company's former Vice-President of Finance, and the Company's independent public auditors. The NCCI Plaintiffs allege causes of action for breach of contracts of insurance, negligence, fraud, conspiracy to defraud, and fraudulent inducement. The NCCI Plaintiffs allege that by virtue of the manner in which the Company conducted its business, the Company secured workers' compensation coverage for its temporary employees at premiums below those that should have been paid. The NCCI Plaintiffs seek an audit, accounting and damages in an unspecified amount not less than $11,500,000.

          At a regularly scheduled case management conference held on February 23, 1996, the Circuit Court ordered that if the NCCI Plaintiffs elect to file a third amended complaint, they must do so on or before May 17, 1996. Thereafter, the Circuit Court will consider motions to dismiss the complaint.

          Discovery  is now ongoing.  The Company  denies the claims of the NCCI
Plaintiffs and believes that it has substantial defenses, counterclaims and setoffs thereto.

          In June 1994, the Company and Uniforce Services, Inc. (the "Uniforce Plaintiffs") filed an action in the United States District Court for the Southern District of Florida, West Palm Beach Division, against the National Council on Compensation Insurance, the National Workers' Compensation Reinsurance Pool and others (the "NCCI Defendants"). The action alleged monopolization, attempts to monopolize, restraint of trade, conspiracy on the part of the NCCI Defendants, as well as violation of the constitutional rights of the Uniforce Plaintiffs. The complaint sought treble damages in an unspecified amount. The NCCI Defendants filed an answer in the action denying its allegations and setting forth affirmative defenses, and filed a motion for summary judgment addressing the antitrust issues pleaded by the Uniforce Plaintiffs, which motion was subsequently granted by the court. The Company has appealed the judgment which, upon advice of counsel, it believed to be erroneous as a matter of law. Oral argument of the appeal was heard by the Eleventh Circuit Court of Appeals on March 11, 1996 and the matter is currently sub judice.

          In June 1994, various subsidiaries of the Company filed an action in the New York Supreme Court, Nassau County, against Liberty Mutual Ins. Co., Insurance Company of North American a/k/a CIGNA and The Travelers Corp. insurance companies. The action alleges mismanagement by the carriers of the plaintiffs' workers' compensation programs and seeks unspecified damages aggregating approximately $10,000,000. The defendants have filed an answer in the action denying its allegations and setting forth affirmative defenses. The parties are currently conducting discovery.

          Management believes that the ultimate outcome of these actions will not have a material adverse effect upon the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth the names and ages of executive officers of the Company and the offices held by each.

NAME                         AGE                          TITLE

John Fanning                  64                   Chairman of the Board and
                                                   President

Rosemary Maniscalco           55                   Executive Vice President

Harry V. Maccarrone           48                   Vice President - Finance and
                                                   Treasurer

Diane J. Geller               42                   Secretary

          Each executive officer holds office at the pleasure of the Board of Directors and until his or her successor has been elected and qualifies.

          John Fanning, founder of the Company, has served as President and a director since 1961, the year in which the Company's first office was opened. Mr. Fanning entered the employment field in 1954, when he founded the Fanning Personnel Agency, Inc., his interest in which he sold in 1967 to devote his efforts solely to the Company's operations. He also founded and served as the first president of the Association of Personnel Agencies of New York.

          Rosemary Maniscalco joined the Company as Sales and Marketing Coordinator in December 1981. In June 1982, her duties were expanded to include direction of the Company's license marketing efforts, as well as the development of marketing concepts. In 1983, she was appointed the Company's Director of Corporate Development, in May 1984, she was elected Executive Vice

President and in June 1992, she was designated Chief Operating Officer.

          Harry V. Maccarrone joined the Company in December 1988 as Assistant Vice President - Finance. He has served as Vice President - Finance, Treasurer and the Company's Chief Financial Officer since May 1989. He also served as Secretary from April 1989 through March 1990.

          Diane J. Geller joined the Company in July 1989 as Counsel and was elected Secretary in March 1990. She served as Vice President and General Counsel of American Medical and Life Insurance Co., an insurer, from April 1986 through July 1989.

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY
          AND  RELATED  STOCKHOLDER MATTERS.

MARKET INFORMATION

          The Company's Common Stock, $.01 par value, is traded on the NASDAQ National Market (ticker symbol: UNFR). The following table sets forth, for the two most recent fiscal years, the high and low closing bid prices for the Common Stock, as reported by NASDAQ.

                                       BID PRICES
                                       ----------

YEAR END DECEMBER 31, 1994        HIGH            LOW
--------------------------        ----            ---

First Quarter                     9-1/2           6-1/8

Second Quarter                    13-1/2          8

Third Quarter                     14              10-1/4

Fourth Quarter                    13              10

                                       BID PRICES
                                       ----------

YEAR END DECEMBER 31, 1995        HIGH            LOW
--------------------------        ----            ---
First Quarter                     10-1/8          9

Second Quarter                    11-1/4          8

Third Quarter                      9-5/8          8-3/4

Fourth Quarter                    11              8-3/4

DIVIDENDS

          During 1994, cash dividends of $.12 per share were paid on the Common Stock. During 1995, the Company paid quarterly cash dividends on shares of its Common Stock at the quarterly rate of $.03 per share for the first three quarters. Subsequent to December 31, 1995, the Board of Directors declared a quarterly cash dividend of $.03 per share for the quarter ended December 31, 1995, which was paid on February 13, 1996 to holders of record on February 5, 1996. The Company expects to continue to pay comparable cash dividends for the foreseeable future.

NUMBER OF SHAREHOLDERS

          As of March 1, 1996, there were 210 holders of record of the Company's Common Stock. The Company believes that there are in excess of 2,100 beneficial owners of the Company's Common Stock additional to such holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                     Year Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                          1995             1994             1993             1992             1991
                                                          ----             ----             ----             ----             ----
                                                                            (In thousands, except per share amounts)

Consolidated
Summary Earnings Data
System-wide sales (1)                                   $307,069         $249,759         $170,491         $153,295        $136,024
Total revenues                                           134,471          115,181           86,142           82,925          91,641
Earnings from operations                                   6,444            4,846            2,331            1,658           1,445
Net earnings                                               3,563            2,951            1,493            1,144           1,225
Net earnings per share                                  $   0.83         $   0.65         $   0.35         $   0.26        $   0.28
Weighted average number of
     shares outstanding                                    4,311            4,553            4,307            4,348           4,404

                                                                                     At December 31,
                                                -----------------------------------------------------------------------------------

                                                          1995             1994             1993             1992             1991
                                                          ----             ----             ----             ----             ----
                                                                             (In thousands)

Consolidated
Balance Sheet Data(2)
Working capital                                         $ 29,181         $ 19,281         $ 17,508         $ 16,661        $ 15,104
Total assets                                              50,596           41,496           30,235           28,040          26,809
Long-term debt                                            11,676            2,800             --               --                --
Total liabilities                                         26,436           18,384            9,527            8,189           7,211
Stockholders' equity                                    $ 24,160(3)      $ 23,112         $ 20,708         $ 19,852        $ 19,598


----------------------
(1) System-wide sales are the Company sales of Uniforce Services, Inc. and its subsidiaries, as well as sales of Associated Offices serviced through Brentwood Group and THISCO(R).

(2) Certain reclassifications have been made to the previous years' consolidated balance sheet data to conform to the current years' presentation.

(3) As a result of the subsequent event described in Note 10 of Notes to Consolidated Financial Statements, stockholders' equity was reduced by approximately $14,160,000 subsequent to year-end.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         GENERAL

          The  following  table  sets  forth,  for  the  years  indicated,   the
percentages that certain income and expense items bear to the total revenues of the Company:


                                                                                             Year Ended December 31,
                                                                                -----------------------------------------------

                                                                                     1995                1994                 1993
                                                                                     ----                ----                 ----
Sales of supplemental staffing services                                                93.9               94.2                95.0
Service revenues and fees                                                               6.1                5.8                 5.0
                                                                                      -----              -----               -----
                  Total revenues                                                      100.0              100.0               100.0
                                                                                      -----              -----               -----
Costs and expenses:

  Cost of supplemental staffing services                                               73.0               72.7                73.7
  Licensees' share of gross margin                                                      7.0                8.6                10.2
  General and administrative                                                           14.5               13.7                12.4
  Depreciation and amortization                                                          .7                 .8                 1.0
                                                                                      -----              -----               -----
                  Total costs and expenses                                             95.2               95.8                97.3
                                                                                      -----              -----               -----

Earnings from operations                                                                4.8                4.2                 2.7

Other income (expense):

         Interest - net                                                                 (.5)               (.1)                 .1
         Other income (expense)                                                           -                  -                   -
                                                                                      -----              -----               -----

Earnings before provision for income                                                    4.3                4.1                 2.8
taxes

Provision for income taxes                                                              1.6                1.5                 1.1
                                                                                      -----              -----               -----

NET EARNINGS                                                                            2.7                2.6                 1.7
                                                                                      =====              =====               =====


1995 COMPARED TO 1994

          Total revenues increased by 16.7% from $115,180,734 in 1994 to $134,471,332, in 1995. Sales of supplemental staffing services increased by 16.4% or $17,781,850 in 1995 as compared to 1994. These increases resulted principally from the Company's acquisition in April 1994 of certain assets of Brannon & Tully, Inc., a provider of IS contract professionals. This company now operates under the trade name of Brannon & Tully/Uniforce Information Services. This acquisition contributed $25,528,957 of sales in 1995 as compared to $12,445,869 for the period from April 18, 1994 to December 31, 1994. This acquisition has had a favorable impact on the Company's results of operations and its ability to develop higher margin professional services. Sales by the Company's subsidiaries, PrO Unlimited, and to a lesser degree LabForce, continued to increase as the Company emphasized the marketing of these services. The sales of PrO Unlimited increased by $9,915,331 in 1995 as compared to 1994.

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

          Service revenues and fees increased by 22.5% from $6,694,742 in 1994 to $8,203,490 in 1995. Service revenues and fees generated by THISCO and Brentwood increased by $1,015,084 in 1995 compared to 1994. Also contributing to this increase were certain licensee service revenues and fees which increased by $493,664 in 1995 as compared to 1994.

          In addition, system-wide sales, which include sales of Associated Offices serviced by THISCO and Brentwood, increased by 22.9%, from $249,758,846 in 1994 to $307,068,836 in 1995. The Company intends to continue to expand this portion of its business through THISCO and Brentwood.

          Cost of supplemental staffing services was 77.7% of sales of supplemental staffing services during 1995 as compared to 77.2% in 1994. The higher percentage in 1995 was the result of increased sales by PrO Unlimited, which have a high percentage of payroll expense in relation to sales.

          Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $28,105,271 and $24,719,266 for 1995 and 1994, respectively. Licensees' share of gross margin was 33.7% for 1995 as compared to 40.0% in 1994. The lower share as a percentage of gross margin in 1995 is due, in part, to the sales of Brannon & Tully/Uniforce Information Services for which there are no related Licensee distributions, and to PrO Unlimited for which there are limited distributions.

          General and administrative expenses increased by 23.6% or $3,719,790 in 1995 as compared to 1994. As a percentage of revenues, general and administrative expenses were 14.5% and 13.7% for 1995 and 1994, respectively. These increases resulted principally from compensation and overhead expenses relating to the Brannon & Tully/Uniforce Information Services operations. Further contributing to the increase were higher expenses relating to payroll costs with respect to permanent staff offset by savings in staff recruiting costs and increased legal fees relating to the litigation described in Item 3. Legal Proceedings. In addition, the provision for possible losses on receivables, notes receivable and other assets increased in 1995 as compared to 1994.

          Net interest expense increased by $600,602 during 1995. The increase in 1995 as compared to 1994 is a direct result of increased borrowings used for the acquisition of Brannon & Tully, Inc. and to meet working capital requirements due to the increased system-wide sales.

          There was no material difference in the effective income tax rate in 1995 as compared to 1994.

          As a result of the factors discussed above, net earnings increased by 20.8% from $2,950,751 in 1994 to $3,563,393 in 1995.

1994 COMPARED TO 1993

          Total revenues increased by 33.7% from $86,142,004 in 1993 to $115,180,734 in 1994. Sales of supplemental staffing services increased by 32.6% or $26,667,792 in 1994 as compared to 1993. These increases, in part, resulted from an improvement in general economic conditions favorably affecting the supplemental staffing industry and the Company. As a result, same office sales increased during the current periods compared to last year. In addition, sales by the Company's subsidiaries, PrO Unlimited and LabForce continued to increase as the Company emphasized the marketing of these services. Further contributing to the increase in sales was the Company's acquisition in April 1994 of certain assets of Brannon & Tully, Inc., a provider of Information Services contract professionals. This acquisition contributed $12,445,869 of sales since April 18, 1994 and has had a favorable impact on the Company's results of operations and its ability to develop higher margin professional services.

          The Company's strategy is to expand through the development of higher margin professional services such as IS, technical, automated office and other professional support services as well as through its PrO Unlimited and LabForce subsidiaries, while continuing to reduce the percentage of its sales derived from light industrial assignments. In addition, the Company intends to continue to pursue acquisitions of established independent supplemental staffing service companies.

          Service revenues and fees increased by 54.8% or $2,370,938 as compared to 1993. This reflects increased service revenues and fees generated by existing and new clients of THISCO and Brentwood, two of the Company's subsidiaries. In addition, system-wide sales, which include sales of associated offices serviced by THISCO and Brentwood increased by 46.5%, from $170,491,415 in 1993 to $249,758,846 in 1994. The Company intends to continue to expand this portion of its business through THISCO and Brentwood.

          Cost of supplemental staffing services was 77.2% of sales of supplemental staffing services during 1994 as compared to 77.6% during 1993. The lower percentage in 1994 was the result of the acquisition of Brannon & Tully in April 1994, which has a relatively high gross margin, offset by PrO Unlimited which has a high percentage of payroll expense in relation to sales.

          Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $24,719,266 and $18,328,712 for 1994 and 1993, respectively. Licensees' share of gross margin was 40.0% for 1994 as compared to 48.0% in 1993. The lower share as a percentage of gross margin in 1994 is due, in part, to a higher level of sales relating to Company-owned offices for which there are no related Licensee distributions, and to PrO Unlimited for which there are limited distributions.

          General and administrative expenses increased by 47.6% or $5,074,519 in 1994 as compared to 1993. As a percentage of revenues, general and administrative expenses were 13.7% and 12.4% for 1994 and 1993, respectively. These increases resulted principally from expenses relating to the acquisition of Brannon & Tully and growth experienced at PrO Unlimited and LabForce. Further contributing to the increase were higher expenses relating to payroll and recruiting costs with respect to permanent staff.

          Net interest income (expense) decreased by $277,872 during 1994. This decrease was a result of interest income on notes receivable from Licensees being more than offset by higher interest expense on the Company's working capital credit facility and loan agreement. A portion of these loan facilities were utilized in April 1994 for the acquisition of certain assets of Brannon & Tully.

          There was no material difference in the effective income tax rate in 1994 as compared to 1993.

          As a result of the factors discussed above, net earnings increased by 97.6% from $1,493,121 in 1993 to $2,950,751 in 1994.

FINANCIAL CONDITION

          As of December 31, 1995, the Company's working capital increased to $29,180,891, as compared to $19,281,230 at December 31, 1994. This increase was due primarily to the continued profitable operations of the Company and the incurrence of long-term borrowings under the new Credit Facility described below, which were used to repay short-term borrowings under the Company's prior credit facilities. These factors were offset by the Company's repurchase of shares of its Common Stock, the acquisition of fixed assets and the payment of the cash dividends. Funding and service fees receivables increased by $6,451,758 to $20,918,753 during 1995. This increase is due principally to the increased service revenues and fees generated by THISCO and Brentwood.

          During 1995, the Company paid quarterly cash dividends on shares of its Common Stock at the quarterly rate of $.03 per share for the first three quarters. Subsequent to December 31, 1995, the Board of Directors declared a quarterly cash dividend of $.03 per share for the quarter ended December 31, 1995, which was paid on February 13, 1996 to holders of record on February 5, 1996.

          On December 8, 1995, the Company entered in an agreement with a financial institution creating a three-year $35,000,000 credit facility (the "Credit Facility"). The Credit Facility comprises a term loan in the amount of $3,000,000 (the "Term Loan") to be paid in monthly installments of $62,500 in 1996, $83,333 in 1997 and $104,167 in 1998, with the balance outstanding due on December 1, 1998, and a $32,000,000 revolving credit facility (the "Revolving Facility"), which expires on December 1, 1998. The Company may borrow against the Revolving Facility up to 85% of eligible accounts receivable and eligible service and funding fees receivable. The Term Loan bears interest at the Company's election at either the lender's floating base rate plus .25%, or LIBOR (London Interbank Offered Rate) plus 2.25%. Borrowings under the Revolving Facility bear interest at the Company's election at either the lender's floating base rate, or LIBOR plus 2.125%. Borrowings under the Credit Facility are secured by a first priority security interest in all owned and after-acquired real and personal property of the Company.

          At December 31, 1995, the Company had outstanding borrowings of $3,000,000 under the Term Loan bearing interest at an average rate of 8.0% and $9,000,000 of borrowings under the Revolving Facility bearing interest at an average rate of 8.1%.

          The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The Credit Facility also contains financial covenants relating to maintenance of levels of minimal tangible net worth, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and fixed charge coverage and restricting the amount of capital expenditures. In addition, the Credit Facility contains certain events of default of types customary in an asset-based lending facility. Generally, if the Credit Facility is terminated (i) during the first nine months of its term, a fee of 1% of the amount thereof is payable, or (ii) during the succeeding nine months of its term, a fee of .5% of the amount thereof is payable. The Company was in compliance with all covenants at December 31, 1995.

          Prior to December 8, 1995, the Company had maintained with two banks, a working capital credit facility and a revolving credit and term loan facility. Amounts outstanding under these facilities were repaid with borrowings available under the Credit Facility.

          In January 1996, the Company successfully completed its offer to purchase 1,250,000 shares of its common stock at $11.25 net per share. The total amount required to purchase such shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with borrowings available under the Credit Facility. As a result of the transaction, the Company's stockholders equity was reduced by approximately $14,160,000 subsequent to year-end.

          The Company is moving its corporate headquarters in April 1996. The cost of the move, including purchases of fixed assets, will be approximately $800,000 and will be financed from cash flow from operations and financing from the Credit Facility. The Company believes that internally generated cash flow and funding from the Credit Facility will be adequate to meet current operating requirements. The Company intends to expand its business through the further development of higher margin professional services as well as through PrO Unlimited and Brannon & Tully/Uniforce Information Services. Additionally, the Company continues to pursue expansion by acquisition of established independent supplemental staffing service companies that offer specialty services. The Company anticipates that internal expansion will also be financed from its cash flow and available borrowings under the Credit Facility. The magnitude of future acquisitions will determine whether they can be financed in the same manner or whether additional external sources of financing will be required. While the Company believes that such sources would be available on terms satisfactory to it, there can be no assurance in this regard.

          In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose commencing in 1996 the pro forma net income and earnings per share as if such method had been used to account for stock- based compensation cost as described in Statement No. 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements: see the Index to Consolidated Financial Statements.

   (2) Financial Statement Schedules: see the Index to Consolidated Financial Statements.

   (3)   Exhibits:

   3(a) Certificate of Incorporation of the Company, filed on January 11, 1984, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 2-89218-NY) of the Company (the "Form S-18").

   3(b) Certificate of Merger of Uniforce Temporary Personnel, Inc. and the Company, filed on January 23, 1984, incorporated by reference to
         Exhibit 3.2 to the Form S-18.

   3(c) Amendment to Certificate of Incorporation of the Company, filed on February 15, 1984, incorporated by reference to Exhibit 3.3 to the Form S-18.

   3(d) Amendment to Certificate of Incorporation of the Company, filed on May 20, 1987, incorporated by reference to Exhibit 3(d) to Registration Statement on Form S-2 (SEC File No. 33-17934) of the Company (the "Form S-2").

   3(e) Amendment to Certificate of Incorporation of the Company, filed on May 17, 1988, incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

  *3(f) Amendment to Certificate of Incorporation of the Company, filed on August 21, 1995. The Certificate of Incorporation and all amendments thereto are restated in their entirety and filed herewith pursuant to Rule 102(c) of Regulation S-T.

   3(g) By-Laws of the Company as amended through March 10, 1987, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated March 18, 1987.

   10(a) Incentive Stock Option Plan of the Company, as amended through March 9,
         1993, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K").

   10(b) 1985 Stock Option Plan of the Company,  as amended through  December 7,
         1993, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K").

   10(c) Licensee Stock Option Plan of the Company, incorporated by reference to
         Exhibit 10(d) to the Form S-2.

   10(d) Amendment dated December 7, 1993 to 1991 Stock Option Plan (the "Plan") of the Company, incorporated by reference to Exhibit 10(d) to the 1993 10-K. The Plan, as amended through March 9, 1993, is incorporated by reference to Exhibit 10(d) of the 1992 10-K.

   10(e) Directors Stock Option Plan, incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K").

   10(f) Employment  Agreement  dated as of January 26, 1984, as amended May 10,
         1984, January 5, 1989 and January 10, 1992, between the Company and John Fanning (the "Fanning Agreement"), incorporated by reference to
         Exhibit 10.3 to the Form S-18, Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1984

         (the "March 1984 10-Q"), Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 10-K") and
         Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K").

  10(g) Amendment dated March 15, 1994 to the Fanning Agreement, incorporated by reference to Exhibit 10(t) to the 1993 10-K.

  10(h) Amendment dated April 26, 1994 to the Fanning Agreement, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

  10(i)  Amended  and  Restated  Employment  Agreement  dated as of May 1,  1993 between the Company and Rosemary Maniscalco (the "Maniscalco Agreement"), incorporated by reference to Exhibit (a) to the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1993.

  10(j) Amendment dated September 30, 1994 to the Maniscalco Agreement, incorporated by reference to Exhibit 10(a) to the September 1994 10-Q.

  10(k)  Amendment dated December 8, 1995 to the Maniscalco Agreement.

  10(l) Agreement of Lease dated October 8, 1976 between Gordon Evergreen Corp. and Uniforce Services, Inc. as amended by Agreement dated December 2, 1976, Agreement dated as of May 23, 1978, Agreement dated February 22, 1979, Agreement dated March 24, 1980 and Agreement dated April

         21, 1983 (the "Lease Agreement"),  incorporated by reference to Exhibit
         10.6 to the Form S-18.

  10(m) Amendment, Modification and Extension dated as of April 25, 1985 to the Lease Agreement, incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

  10(n) Amendment to Lease Agreement dated January 31, 1991, incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

  10(o) Amendment to Lease Agreement dated as of February 1, 1992, incorporated by reference to Exhibit 10(l) to the 1991 10-K.

  10(p) Amendment to Lease Agreement dated as of March 31, 1994, incorporated by reference to Exhibit 10(k) to the 1994 10-K.

  10(q) Loan and Security Agreement, dated as of December 8, 1995, by and among the Registrant as Guarantor, the Subsidiaries of the Registrant Named Therein, as Borrowers and Cross-Guarantors, the Lenders Named Therein, as Lenders, and Heller, as Agent and as a Lender, incorporated by reference to Exhibit (b) to the Registrant's Schedule 13E-4, dated December 11, 1995.

 10(r) Employment Agreement dated as of April 18, 1994 by and between the Company and Vinson A. Brannon, incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K dated April 18, 1994.

 *10(s) Agreement of Lease, dated January 15, 1996, by and between Industrial Research & Associates Co. and Uniforce Staffing Services, Inc.

 *21     Subsidiaries of the Company.

 *23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.

 *27     Financial Data Schedule.

---------------------------------

         *        Filed herewith.

(b) Reports on Form 8-K: The Registrant filed a Current Report on Form 8-K dated December 21, 1995 reporting under Item 5 thereof the commencement of a partial self- tender for its Common Stock and its entry into a new credit facility.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of North Hempstead, State of New York, on the 28th day of March, 1996.

                                   UNIFORCE SERVICES, INC.

                                   By: /s/ John Fanning
                                       ---------------------------------------
                                       John Fanning,
                                       Chairman of the Board,
                                       President and
                                       Chief Executive Officer

                                POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Fanning, Rosemary Maniscalco and Harry V. Maccarrone his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

            Signature                    Title                        Date
            ---------                    -----                        ----

                                  Chairman of the Board,
                                  President and Chief
/s/ John Fanning                  Executive Officer              March 28, 1996
----------------------------
(John Fanning)

                                  Executive Vice President,
                                  Chief Operating Officer and
/s/ Rosemary Maniscalco           Director                       March 28, 1996
----------------------------
(Rosemary Maniscalco)

                                  Vice President-Finance,
                                  Treasurer, Principal
                                  Financial and Chief
                                  Accounting Officer and
/s/ Harry V. Maccarrone           Director                       March 28, 1996
----------------------------
(Harry V. Maccarrone)


/s/ John H. Brinckerhoff III      Director                       March 28, 1996
----------------------------
(John H. Brinckerhoff III)


/s/ Gordon Robinett               Director                       March 28, 1996
----------------------------
(Gordon Robinett)

/s/ Daniel Raynor                 Director                       March 28, 1996
----------------------------
(Daniel Raynor)

/s/ Joseph A. Driscoll            Director                       March 28, 1996
----------------------------
(Joseph A. Driscoll)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1995 and 1994

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Uniforce Services, Inc.:

We have audited the accompanying consolidated balance sheets of Uniforce Services, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniforce Services, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.

                                                         KPMG PEAT MARWICK LLP

Jericho, New York
March 8, 1996

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994

                                     Assets                                              1995             1994
                                     ------                                              ----             ----
Current assets:
  Cash and cash equivalents                                                            $ 6,444,859          7,298,823
  Accounts receivable (net of allowance for doubtful accounts of
     $167,000 and $105,000 in 1995 and 1994, respectively)                              14,827,862         11,818,740
  Funding and service fees receivable (net of allowance for doubtful accounts of $402,000 and $179,000 in 1995 and 1994,
     respectively)                                                                      20,918,753         14,466,995

  Current maturities of notes receivable from licensees (net of allowance for possible loss of $67,000 and $109,000 in 1995
     and 1994, respectively)                                                               132,258            399,714

  Prepaid expenses and other current assets                                              1,270,268            501,088
  Deferred income taxes                                                                    347,149            379,771
                                                                                       -----------        -----------
                    Total current assets                                                43,941,149         34,865,131
                                                                                       -----------        -----------

Notes receivable  from  licensees  (net of current  maturities and allowance for possible loss of $92,000 and $76,000 in 1995 and
  1994, respectively)                                                                      182,642            277,767

Fixed assets - net                                                                       2,125,413          1,294,550
Deferred costs and other assets (net of accumulated amortization of
  $1,685,970 and $2,059,914 in 1995 and 1994, respectively)                                821,244          1,336,284
Cost in excess of fair value of net assets acquired (net of
  accumulated amortization of $335,954 and $139,120 in 1995 and
  1994, respectively)                                                                    3,525,741          3,722,576
                                                                                       -----------        -----------
                                                                                       $50,596,189         41,496,308
                                                                                       ===========        ===========

                      Liabilities and Stockholders' Equity

Current liabilities:

  Loan payable                                                                         $   750,000          3,500,000
  Payroll and related taxes payable                                                      7,540,947          7,007,921
  Payable to licensees and clients                                                       2,025,563          1,910,111
  Income taxes payable                                                                     351,690                 --
  Accrued expenses and other liabilities                                                 4,092,058          3,165,869
                                                                                       -----------        -----------
                    Total current liabilities                                           14,760,258         15,583,901
                                                                                       -----------        -----------
Loan payable - non-current                                                              11,250,000          2,800,000
Capital lease obligation - non-current                                                     426,109                 --
Stockholders' equity:

  Common stock $.01 par value,  authorized  10,000,000 shares;
     issued 4,991,213 and 4,946,813 shares in 1995 and 1994,
     respectively                                                                           49,912             49,468

  Additional paid-in capital                                                             7,789,598          7,411,572
  Retained earnings                                                                     23,990,043         20,952,594
                                                                                       -----------        -----------
                                                                                        31,829,553         28,413,634
  Treasury stock, at cost, 829,500 and 578,750 shares in
    1995 and 1994, respectively                                                        (7,669,731)        (5,301,227)
                                                                                       -----------        -----------
                    Total stockholders' equity                                         24,159,822         23,112,407
                                                                                       -----------        -----------
                                                                                       $50,596,189         41,496,308
                                                                                       ===========        ===========

See accompanying notes to consolidated financial statements.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended December 31, 1995, 1994 and 1993

                                                                          1995                     1994               1993
                                                                          ----                     ----               ----
Sales of supplemental staffing services                               $ 126,267,842            108,485,992          81,818,200
Service revenues and fees                                                 8,203,490              6,694,742           4,323,804
                                                                      -------------           ------------         -----------

                    Total revenues                                      134,471,332            115,180,734          86,142,004

Cost of supplemental staffing services                                   98,162,571             83,766,726          63,489,488
Licensees' share of gross margin                                          9,473,431              9,895,870           8,792,547
General and administrative                                               19,450,728             15,730,938          10,656,419
Depreciation and amortization                                               940,668                941,196             872,621
                                                                      -------------           ------------         -----------

                   Total costs and expenses                             128,027,398            110,334,730          83,811,075
                                                                      -------------           ------------         -----------

Earnings from operations                                                  6,443,934              4,846,004           2,330,929

Other income (expense):

  Interest and dividends - net of interest expense
    of $889,484, $259,348 and $33,611 in 1995,
    1994 and 1993, respectively                                           (727,980)              (127,378)             150,494
  Other income (expense)                                                     29,439                  7,125            (70,302)
                                                                      -------------           ------------         -----------

Earnings before provision for income taxes                                5,745,393              4,725,751           2,411,121

Provision for income taxes                                                2,182,000              1,775,000             918,000
                                                                      -------------           ------------         -----------

Net earnings                                                          $   3,563,393              2,950,751           1,493,121
                                                                      =============           ============         ===========

Weighted average number of shares outstanding                             4,311,358              4,553,303           4,307,078
                                                                      =============           ============         ===========

Net earnings per share                                                $         .83                    .65                 .35
                                                                      =============           ============         ===========

See accompanying notes to consolidated financial statements.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1995, 1994 and 1993

                                                    Common stock          Additional                                  Total
                                                    ------------           paid-in      Retained       Treasury    stockholders'
                                                 Shares      Par Value     capital      earnings         stock        equity
                                                 ------      ---------     -------      --------         -----        ------
Balance at December 31, 1992                     4,717,493 $     47,175 $  5,799,935 $ 17,558,414  $ (3,553,829)   $ 19,851,695
Common stock issued                                  3,950           39       24,210         --            --            24,249
Cash dividend declared ($.12 per share)               --           --           --       (516,640)         --          (516,640)
Stock option compensation expense                     --           --         18,000         --            --            18,000
Treasury stock acquired                               --           --           --           --        (162,312)       (162,312)
Net earnings                                          --           --           --      1,493,121          --         1,493,121
                                                 --------- ------------ ------------ ------------  ------------    -------------
Balance at December 31, 1993                     4,721,443       47,214    5,842,145   18,534,895    (3,716,141)     20,708,113
Common stock issued                                225,370        2,254    1,399,303         --            --         1,401,557
Cash dividend declared ($.12 per share)               --           --           --       (533,052)         --          (533,052)
Stock option compensation expense                     --           --         18,000         --            --            18,000
Tax benefit of disqualifying
  dispositions                                        --           --        152,124         --            --           152,124
Treasury stock acquired                               --           --           --           --      (1,585,086)     (1,585,086)
Net earnings                                          --           --           --      2,950,751          --         2,950,751
                                                 --------- ------------ ------------ ------------  ------------    ------------
Balance at December 31, 1994                     4,946,813       49,468    7,411,572   20,952,594    (5,301,227)     23,112,407
Common stock issued                                 44,400          444      259,806         --            --           260,250
Cash dividend declared ($.12 per share)               --           --           --       (525,944)         --          (525,944)
Stock option compensation expense                     --           --         18,000         --            --            18,000
Tax benefit of disqualifying
  dispositions                                        --           --        100,220         --            --           100,220
Treasury stock acquired                               --           --           --           --      (2,368,504)     (2,368,504)
Net earnings                                          --           --           --      3,563,393          --         3,563,393
                                                 --------- ------------ ------------ ------------  ------------    ------------
Balance at December 31, 1995                     4,991,213 $     49,912 $  7,789,598 $ 23,990,043  $ (7,669,731)   $ 24,159,822
                                                 --------- ------------ ------------ ------------  ------------    ------------

See accompanying notes to consolidated financial statements.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                                             1995                1994                1993
                                                                             ----                ----                ----
Cash flows from operating activities:

  Net earnings                                                           $ 3,563,393           2,950,751           1,493,121
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                          940,668             941,196             872,859
      Deferred income taxes                                                   32,622             175,000             (30,000)
      Provision for possible losses on receivables                           583,998             140,651             203,848
      Provision for possible losses on notes
        receivable and other assets                                          247,165            (258,599)            153,337
      Stock option compensation expense                                       18,000              18,000              18,000
      (Increase) in accounts receivable                                   (3,137,221)         (1,203,381)         (1,630,068)
      (Increase) in funding and service fees receivable                   (6,907,658)         (5,164,472)           (795,291)
      (Increase) decrease in prepaids and other assets                      (769,180)            (44,131)            294,574
      Increase in payroll and related taxes payable                          533,026             799,426           1,606,045
      Increase in payable to licensees and clients                           115,452             414,379             151,865
      Increase (decrease) in income taxes payable                            451,910            (217,336)           (104,846)
      Increase in accrued expenses and other                                 843,043           1,713,010             374,775
        liabilities                                                      -----------          ----------          ----------

      Net cash provided (used) by operating activities                    (3,484,782)            264,494           2,608,219
                                                                         -----------          ----------          ----------
Cash flows from investing activities:
  Acquisition of certain assets of Brannon & Tully                              --            (3,204,772)               --
  Purchase of receivables in connection with the
    acquisition of Brannon & Tully                                              --            (1,301,595)               --
  Notes receivable from licensees                                           (163,741)           (391,557)           (339,251)
  Repayments on notes receivable from licensees                              548,748             638,749             820,089
  Repayment on note receivable from officer                                     --                  --                50,000
  (Increase) in deferred costs and other assets                             (134,358)           (121,950)           (903,915)
  Purchases of fixed assets                                                 (669,970)           (591,796)           (439,765)
                                                                         -----------          ----------          ----------

      Net cash (used) by investing activities                            $  (419,330)         (4,972,921)           (812,842)
                                                                         -----------          ----------          ----------

                                                            (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                                                 1995                   1994                 1993
                                                                                 ----                   ----                 ----
Cash flows from financing activities:
  Principal payments on capital lease obligations                            $    (15,654)                --                   --
  Borrowings under loans payable                                               15,700,000            6,300,000                 --
  Principal payments on loans payable                                         (10,000,000)                --             (1,000,000)
  Proceeds from issuance of common stock                                          260,250              670,307               24,249
  Cash dividends paid                                                            (525,944)            (533,052)            (516,640)
  Purchase of treasury stock                                                   (2,368,504)          (1,585,086)            (162,312)
                                                                             ------------         ------------         ------------
      Net cash provided (used) by financing
      activities                                                                3,050,148            4,852,159           (1,654,703)
                                                                             ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                             (853,964)             143,742              140,674

Cash and cash equivalents at beginning of year                                  7,298,823            7,155,081            7,014,407
                                                                             ------------         ------------         ------------

Cash and cash equivalents at end of year                                     $  6,444,859            7,298,823            7,155,081
                                                                             ============         ============         ============

Supplemental disclosures:
  Cash paid for:

    Interest                                                                 $    590,524              131,328               33,611
                                                                             ============         ============         ============

    Income taxes, net of refunds                                             $  1,690,040            1,835,734            1,052,846
                                                                             ============         ============         ============

Non-cash Financing Activities:

During 1994, 127,720 shares of the Company's common stock, with an aggregate market value of $731,250 were issued in connection with the purchase of certain assets of Brannon & Tully.

During 1995, the Company entered into a capital lease for new software in the amount of $524,909.

See accompanying notes to consolidated financial statements.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

(1)   DESCRIPTION OF BUSINESS

      Uniforce Services, Inc., together with its subsidiaries, (the Company) provides supplemental personnel services to businesses, educational institutions, professional and service organizations, federal, state and local governmental agencies and others in the United States. The Company has selected specialized product lines within several of its licensed and company owned offices to provide skilled Information Services (IS) professional employees, office automation specialists and medical office support. The Company also supplies financial, payroll and billing support services to independent supplemental staffing services. Subsidiaries of the Company also provide temporary laboratory staffing support to the scientific community; and provide confidential employee conversion and consulting services which enable client companies to utilize the services of former independent contractors and consultants.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of Uniforce Services, Inc. and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      (b)  LICENSING FEES

           The Company recognizes revenue from initial licensing fees when it has performed substantially all its obligations under its licensing agreement.

      (c)  DEPRECIATION AND AMORTIZATION

           Depreciation and amortization of fixed assets is computed on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the respective lease periods.

           Intangible assets, which include covenants not to compete and territorial rights acquired, are being amortized over their estimated useful life ranging from five to ten years using the straight-line method. The unamortized balance is included in deferred costs and other assets in the accompanying consolidated balance sheets.

                                                                     (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (d)  DEFERRED LICENSE ACQUISITION COSTS

           The Company has executed contracts for affiliation with existing supplemental staffing service companies. Such contracts require the Company to pay an affiliation fee which is amortized on a straight-line method over the minimum terms of the affiliation agreements which are generally five or ten years. In addition, the Company has paid similar fees for existing supplemental staffing service companies acquired by the Company's licensees. Under these arrangements, the Company has agreed to pay, on behalf of its licensees, one-half of the acquisition cost. Such costs are amortized on a straight-line basis over five or ten years. Amortization of deferred licensee acquisition costs amounted to $129,530, $183,649 and $216,601 in 1995, 1994 and 1993, respectively.

      (e)  INCOME TAXES

           The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), in the first quarter of 1993. Statement 109 was adopted on a prospective basis and did not have any impact on the Company's financial statements at adoption. Deferred income taxes are recognized for temporary differences between the financial reporting basis and tax basis of assets and liabilities.

      (f)  EARNINGS PER SHARE

           Earnings per share amounts are determined using the weighted average number of common shares and dilutive common share equivalents (options) outstanding.

      (g)  CASH AND CASH EQUIVALENTS

           For purposes of presenting the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      (h)  USE OF ESTIMATES

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (i)  FINANCIAL INSTRUMENTS

           The fair values of all financial instruments classified as current assets or liabilities approximate their respective carrying values because of the short maturity of those instruments. The fair value of the Company's bank loans approximates book value since the interest rates are prime-based and accordingly are adjusted for market rate fluctuations.

                                                                     (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (j)  RECLASSIFICATIONS

           Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

(3)   ACQUISITION

      On April 18, 1994, the Company acquired certain assets of Brannon & Tully, Inc., a provider of IS (Information Systems) contract professionals. The purchase price totaled $3,881,250 and consisted of $3,150,000 in cash and the issuance of 127,720 shares of Common Stock of the Company. Pursuant to a separate agreement, the Company also acquired certain accounts receivable, with recourse, for $1,301,595. The cash portion of the purchase price and the accounts receivable acquired were financed through borrowings available under the Company's credit facility.

      This acquisition has been accounted for as a purchase and accordingly, the purchase price was allocated to assets based on the estimated fair value as of the date of the acquisition. The excess of the consideration paid over the estimated fair value of assets acquired in the amount of $3,781,925 has been recorded as cost in excess of fair value of net assets acquired (goodwill) and is being amortized over 20 years on the straight-line method. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future earnings from the related businesses.

      The operating results of Brannon & Tully, Inc. have been included in the consolidated statement of earnings from the purchase date. The following unaudited pro forma consolidated results of operations assume the acquisition of Brannon & Tully, Inc. occurred on January 1, 1993:

                                                December 31,
                                                 ------------
                                           1994                1993
                                           ----                ----

          Revenues                    $118,826,683         $ 96,413,355
          Net earnings                   3,181,632            1,800,551
          Earnings per share          $        .69         $        .41
                                      ============         ============


      The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition occurred at the beginning of the period or of results which may occur in the future.

      One of the former principals of Brannon & Tully, Inc. entered into an employment agreement with the Company. His employment agreement was for a term of five years, but could be terminated by either party at any time after one year, upon not less than 90 days notice. Beginning in 1995, the employment agreement provided for incentive compensation based upon improvements in gross profits relating to certain offices to which the officer rendered employment services and provided active assistance. The amount of incentive compensation earned in 1995 under the agreement was $370,172. The employment agreement was terminated during 1995.

                                                                     (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)   FIXED ASSETS

      Fixed assets are stated at cost as follows:

                                                                   Dec. 31,            Dec. 31,             Estimated
                                                                   1995                1994                 useful life
                                                                   ----                ----                 -----------
       Computer equipment                                     $ 2,050,173           1,335,976                 5-8 years
       Computer software                                          670,605              98,074                 3-5 years
       Furniture, fixtures, office
         equipment and other                                    1,480,125           1,460,414                5-15 years
       Leasehold improvements & signs                             488,099             464,654            Life of lease
                                                              -----------           ---------
                                                                4,689,002           3,359,118

       Less accumulated depreciation and
         amortization                                           2,563,589           2,064,568
                                                              -----------           ---------

                                                              $ 2,125,413           1,294,550
                                                              -==========           =========

      Depreciation  and  amortization   expense  on  fixed  assets  amounted  to
      $364,025,  $291,751 and  $257,055  for the years ended  December 31, 1995,
      1994 and 1993, respectively.

(5)   LOAN PAYABLE

      On December 8, 1995, the Company entered into an agreement with a financial institution creating a three-year $35,000,000 credit facility (the "Credit Facility"). The Credit Facility comprises a term loan in the amount of $3,000,000 (the "Term Loan") to be paid in monthly installments of $62,500 in 1996, $83,333 in 1997 and $104,167 in 1998, with the balance outstanding due on December 1, 1998 and a $32,000,000 revolving credit facility (the "Revolving Facility") which expires on December 1, 1998 . The Company may borrow against the Revolving Facility up to 85% of eligible accounts receivable and eligible service and funding fees receivable. The Term Loan bears interest at the Company's election at either the lender's floating base rate plus .25%, or LIBOR (London Interbank Offered Rate) plus 2.25%. Borrowings under the Revolving Facility bear interest at the Company's election at either the lender's floating base rate, or LIBOR plus 2.125%. Borrowings under the Credit Facility are secured by a first priority security interest in all owned and after-acquired real and personal property of the Company.

      At December 31, 1995, the Company had outstanding borrowings of $3,000,000 under the Term Loan bearing interest at an average rate of 8.0% and $9,000,000 of borrowings under the Revolving Facility bearing interest at an average rate of 8.1%.

      The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility including, among other things, minimum net worth and profitability levels, with which the Company is in compliance as of December 31, 1995.

                                                                     (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The Credit Facility was used to repay existing indebtedness as described below and to finance the offer to purchase the Company's common stock in January 1996 as described in Note 10.

      Prior to December 8, 1995, the Company maintained, with two banks, a working capital credit facility and a revolving credit and term loan facility. The working capital credit facility represented an open line of credit of up to $12,000,000 (increased from $10,000,000, effective in November 1995), borrowings under which were payable on demand. Outstanding borrowings bore interest, at the Company's option, at the banks' prime rate or at a rate 120 basis points above the banks' LIBOR Rate. This working capital credit facility was terminated on December 8, 1995. In addition, the Company maintained a revolving credit and term loan agreement which provided for a two-year $6,000,000 facility, outstanding borrowings under which, at the Company's option, could be converted at the maturity of the revolving credit facility into a five-year term loan. Effective November 1995, in connection with the increase in the Company's working capital facility described above, the revolving credit and term loan agreement (under which there were no outstanding borrowings) was terminated.

(6)   INCOME TAXES

      In  February  1992,  the  Financial   Accounting  Standards  Board  issued
      Statement No. 109. The Company had previously adopted Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" which required the liability approach with respect to deferred tax balances and the current adjustment for changes in statutory tax rates. The Company adopted Statement 109, which also requires the liability approach with respect to deferred tax balances, during the first quarter of 1993.

      The components of the provision (benefit) for Federal and state income taxes are as follows:

                                      1995         1994         1993
                                      ----         ----         ----

               Federal:

                 Current          $1,868,000    1,384,000      810,000
                 Deferred             27,000      151,000      (25,000)

               State:

                 Current             282,000      216,000      138,000
                 Deferred              5,000       24,000       (5,000)
                                  ----------   ----------   ----------

                                  $2,182,000    1,775,000      918,000
                                  ==========   ==========   ==========


                                                                   (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Income tax expense differed from that which would have resulted by applying the statutory Federal income tax rates to earnings before provision for income taxes as a result of the following items:

                                                         1995                      1994                 1993
                                                       --------                 ----------          ------------
               Expected tax on pretax
                 earnings                       $ 1,953,000      34.0%  $ 1,607,000      34.0%  $   820,000      34.0%
               Tax-exempt interest and
                 qualified dividends                 (5,000)      (.1)      (13,000)      (.3)      (13,000)      (.5)
               State taxes, net of Federal

                 income tax benefit                 189,000       3.3       158,000       3.4        88,000       3.6
               Other, net                            45,000        .8        23,000        .5        23,000       1.0
                                                -----------      ----   -----------      ----   -----------      ----

               Income tax provision             $ 2,182,000      38.0%  $ 1,775,000      37.6%  $   918,000      38.1%
                                                ===========      ====   ===========      ====   ===========      ====

      The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                           Dec. 31, 1995              Dec. 31, 1994
                                                                           -------------              -------------
           Notes receivable, due primarily to allowances
             for possible loss                                                 $142,356                   177,272
           Receivables, due primarily to allowances
             for doubtful accounts                                              212,148                   113,339
           Accrued expenses not currently deductible                                 --                    30,816
           Accelerated depreciation for tax purposes                            (61,240)                   27,975
           Other                                                                 53,885                    30,369
                                                                               --------                   -------

                                                                               $347,149                   379,771
                                                                                =======                   =======

(7)   EMPLOYMENT AGREEMENTS AND TRANSACTIONS

      The Company has employment agreements with two of its officers providing for, among other things, their continued employment through December 31, 1996. In addition, the agreements provide for incentive compensation which is based upon the Company's pre-tax earnings. Incentive compensation earned in 1995 was $221,298 and in 1994 was $263,677. No incentive compensation was earned in 1993.

      The Company previously held a promissory note from an officer of the Company. This note resulted from an August 1990 transaction whereby the Company loaned the officer $200,000 at an interest rate of 8% which was fully repaid in 1993.

                                                                    (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      During 1993, the Company purchased for corporate use a condominium from an officer of the Company for $152,500. The purchase price was based on an independent appraisal.

(8)   STOCK OPTIONS

      During 1991, the Board of Directors of the Company approved the 1991 Stock Option Plan (the 1991 Plan) which provides for the issuance of up to 500,000 stock options to officers and employees of the Company. Each option granted pursuant to the 1991 Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option."

      In addition, the Company maintains two employee stock option plans, and a non-qualified stock option plan for its licensees. The plans (except for options designated as non-qualified stock options) provide for options to be granted at 100% of the fair market value of the Company's common stock and provide that the exercise price of options may not be less than 110% of such fair market value in the case of an employee owning 10% or more of the voting power of the Company's stock. At the time options are granted, the Company may impose a waiting period before options can be exercised. Non-qualified stock options may not be granted at less than 75% of the fair market value of the Company's common stock at the date of grant.

      During 1991, non-qualified stock options with respect to 90,000 shares were granted under the 1991 Plan at 75% of the fair market value of the Company's common stock on the date of the grant. The grant resulted in compensation expense of $180,000 to be allocated to current and future periods as earned. Additional paid-in capital has been credited to the extent of aggregate compensation earned since the grant of $85,500.

      In 1995 the stockholders of the Company approved the Directors' Stock Option Plan (the Directors Plan) which permits the granting of a maximum of 100,000 stock options to its outside Directors. The purpose of the plan is to secure for the Company and its stockholders the benefits arising from stock ownership by its outside Directors.

                                                                    (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      At December 31, 1995, an aggregate of 533,078 shares of common stock has been reserved for issuance under the plans. The plans' activities have been summarized as follows:

                                                                             Outstanding             Option price
                                                                               options                 per share
                  December 31, 1992                                             368,425             $6.00 - 11.55
                  Options granted                                               180,600               5.75 - 6.00
                  Options exercised                                              (3,950)              5.75 - 6.25
                  Options lapsed/canceled                                       (10,500)                     5.75
                                                                                -------

                  December 31, 1993                                             534,575              5.75 - 11.55
                  Options granted                                                41,878             10.25 - 11.75
                  Options exercised                                             (97,650)             5.75 - 10.50
                  Options lapsed/canceled                                       (18,800)             5.75 - 10.50
                                                                                -------

                  December 31, 1994                                             460,003              5.75 - 11.75
                  Options granted                                                 2,500                      8.25
                  Options exercised                                             (44,400)             5.75 -  6.25
                  Options lapsed/canceled                                       (89,553)             6.25 - 11.55
                                                                                -------

                  December 31, 1995                                             328,550             $5.75 - 11.75
                                                                               ========

      See Note 10 for a description of additional options granted in connection with the subsequent event.

      Optionees have made disqualifying dispositions of common stock which had been acquired through the exercise of incentive and non-qualified stock options. As a result of the disqualifying dispositions, the Company receives a tax benefit for the difference between the option price and the fair market value of its common stock. The benefit in 1993 was not material. The benefit of $100,220 and $152,124 in 1995 and 1994, respectively, has been reflected in the accompanying consolidated statements of stockholders' equity.

      In October of 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in 1996, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in Statement No. 123.

(9)   COMMITMENTS AND CONTINGENCIES

      In April 1994, various prior insurance carriers and their not-for-profit trade association filed an action against the Company, its officers and various other parties. The Plaintiffs allege breach of contract and tort causes of action for underpayment of premiums. The Company's motion to dismiss the action has not yet

                                                                     (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      been decided and the Company continues to deny the validity of the claims of the Plaintiffs. Further, the Company intends to assert substantial claims in opposition to the claims of the Plaintiffs. Additionally, the Company and its subsidiaries have filed suit against the trade association alleging various anti-trust allegations and against various prior worker compensation carriers alleging claims mismanagement. Management believes that the ultimate outcome of these matters will not have a material adverse effect upon the financial position of the Company.

      In January 1996, various vendors of training films filed an action against the Company. The plaintiffs allege that the Company improperly used and/or copied plaintiffs' tapes. Motions have been filed to have the plaintiffs' claims dismissed and/or severed. Management intends to vigorously defend the claims and believes that the claims will not have a material adverse effect upon the financial position of the Company.

      The Company is obligated under various leases for office space and equipment through 2000. Net rental expense for the years ended 1995, 1994 and 1993 amounted to approximately $871,000, $734,000 and $606,000, respectively.

      In January 1996, the Company entered into a 10 year lease for 23,360 square feet of space at $19.00 per square foot relating to the relocation of its corporate headquarters.

      Following  is  a  schedule  of  total   minimum   lease   payments   under
      noncancelable operating leases as of December 31, 1995, including the lease entered into in January 1996:

         1996                                       $  785,577
         1997                                          816,948
         1998                                          813,273
         1999                                          694,559
         2000                                          514,991
         Thereafter                                  3,130,988
                                                     ---------

         Total minimum lease payments               $6,756,336

(10) SUBSEQUENT EVENTS

      On December 11, 1995, the Company made an offer to purchase for cash up to 1,250,000 shares of its Common Stock at $11.25 net per share (the Offer). The 1,250,000 shares that the Company offered to purchase represented approximately 30% of the Shares outstanding as of December 11, 1995. In January 1996, the Offer was successfully completed.

                                                                    (Continued)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The total amount required to purchase the 1,250,000 shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with available borrowings under the Credit Facility. As a result of the repurchase of shares, the Company's stockholders equity will be reduced by approximately $14,160,000.

      In January 1996, the Company entered into arrangements with two of its officers. Under such arrangements, the executive officers are entitled to receive cash bonuses aggregating $1,041,018 payable to the extent of 10% thereof three years after consummation of the Offer, to the extent of 30% thereof four years after consummation of the Offer and as to the balance thereof five years after consummation of the Offer, provided that the recipient is then employed by the Company. The executive officers were granted options to purchase an aggregate of 92,535 shares of Common Stock, such options to vest in installments through January 1999. The exercise price of such options was $11.25 per share. The cash bonus installments and option installments are subject to acceleration in the event of death, merger of the Company, sale of all or substantially all of the Company's assets or a change of control of the Company.