Form 10-Q
period 1996-03-31
UNIFORCE SERVICES INC
filed 1996-05-15
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996
                               -------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

                         Commission file number 0-11876
                                                -------

                             UNIFORCE SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                              13-1996648
- --------------------------------               --------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

415 CROSSWAYS PARK DRIVE, WOODBURY, NY                  11797
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (516) 437-3300
                                                   ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No /   /.

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 3,001,538 (as of May 1, 1996).

                            UNIFORCE SERVICES, INC.

                                      INDEX

                                                                  PAGE NO.

PART I FINANCIAL INFORMATION:

Item 1.   Consolidated Financial Statements

          Consolidated condensed statements of earnings
           three months ended March 31, 1996 and 1995
            (unaudited)                                              1

          Consolidated condensed balance sheets -
           March 31, 1996 (unaudited) and December
           31, 1995                                                  2

          Consolidated condensed statements of cash flows -
           three months ended March 31, 1996 and 1995
            (unaudited)                                              3

          Notes to consolidated condensed financial
            statements (unaudited)                                   4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      6

PART II OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                            10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  Three Months Ended
                                                       MARCH 31,
                                            -------------------------------

                                                1996                   1995
                                                ----                   ----
Sales of supplemental staffing
 services                                   $30,763,328           $29,194,701
Service revenues and fees                     1,716,005             1,488,349
                                            -----------           -----------
  Total revenues                             32,479,333            30,683,050
                                            -----------           -----------

Costs and expenses:
  Cost of supplemental staffing
    services                                 24,113,367            22,707,847
  Licensees' share of gross
    margin                                    1,810,375             2,219,473
  General and administrative                  4,851,348             4,479,213
  Depreciation and amortization                 211,784               230,242
                                             ----------           -----------

  Total costs and expenses                   30,986,874            29,636,775
                                             ----------           -----------

Earnings from operations                      1,492,459             1,046,275

Other income (expense):
  Interest - net                               (435,587)              (84,125)
  Other income (expense)                          1,956                 8,843
                                             ----------            ----------

Earnings before provision for
 income taxes                                 1,058,828               970,993

Provision for income taxes                      402,000               368,000
                                             ----------           -----------


NET EARNINGS                                 $  656,828           $   602,993
                                             ==========           ===========

Weighted average number
 of shares outstanding                        3,353,338             4,429,659

NET EARNINGS PER SHARE                       $      .20           $       .14
                                             ==========           ===========


See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                             March 31,        December 31,
                                              1996               1995
                                          ------------        ------------
                                           (Unaudited)

                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                  $ 7,710,877       $ 6,444,859
  Accounts receivable - net                   14,706,166        14,827,862
  Funding and service fees
    receivable - net                          20,679,452        20,918,753
  Current maturities of notes
    receivable from licensees - net              118,672           132,258
  Prepaid expenses and other
    current assets                               944,549         1,270,268
  Deferred income taxes                          347,149           347,149
                                             -----------       -----------

  Total current assets                        44,506,865        43,941,149
                                             -----------       -----------

 Notes receivable from licensees - net           163,881           182,642
 Fixed assets - net                            2,327,210         2,125,413
 Deferred costs and other assets - net           825,779           821,244
 Cost in excess of fair value of net
    assets acquired                            3,476,532         3,525,741
                                             -----------       -----------

                                             $51,300,267       $50,596,189
                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loan payable                               $   812,500       $   750,000
  Payroll and related taxes payable            6,577,950         7,540,947
  Payable to licensees and clients             2,044,140         2,025,563
  Income taxes payable                           320,584           351,690
  Accrued expenses and
    other liabilities                          5,956,800         4,092,058
                                             -----------       -----------

  Total current liabilities                   15,711,974        14,760,258
                                             -----------       -----------

Loan payable - non-current                    24,000,000        11,250,000
Capital lease obligation - non-current           403,758           426,109

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                     50,638            49,912
  Additional paid-in capital                   8,395,188         7,789,598
  Retained earnings                           24,555,258        23,990,043
                                             -----------       -----------
                                              33,001,084        31,829,553

  Treasury stock, at cost, 2,079,500
   shares in 1996 and 829,500
    shares in 1995                           (21,816,549)       (7,669,731)
                                             -----------        -----------

  Total stockholders' equity                  11,184,535        24,159,822
                                             -----------        -----------

                                             $51,300,267        $50,596,189
                                             ===========        ===========

See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 THREE MONTHS ENDED MARCH 31,
                                                    1996              1995
                                                    ----              ----

Cash flows from operating activities:
 Net earnings                                   $   656,828       $  602,993
  Adjustments to reconcile net
  earnings to net cash provided (used)
  by operating activities:
    Depreciation and amortization                   211,784          230,242
    (Increase) decrease in receivables
      and prepaid expenses                          686,716       (4,651,470)
    Stock option compensation expense                 4,500            4,500
    Increase in liabilities                         846,332          641,534
                                                -----------       ----------
Net cash provided (used) by operating
 activities                                       2,406,160       (3,172,201)
                                                -----------       ----------

Cash flows from investing activities:
 Purchases of fixed assets                         (264,024)        (232,773)
    (Increase) in deferred costs and other
      investments                                   (84,350)        (109,064)
    Decrease in notes receivable
      from licensees                                 32,347           64,562
                                                -----------       ----------
Net cash (used) by investing
 activities                                        (316,027)        (277,275)
                                                -----------       ----------

Cash flows from financing activities:
 Increase in loan payable                        12,812,500        1,700,000
 Cash dividends paid                                (91,613)        (136,412)
 Purchase of treasury stock                     (14,146,818)      (1,689,773)
 Proceeds from issuance of
  common stock                                      601,816          137,926
                                                -----------       ----------
Net cash provided (used) by financing
 activities                                        (824,115)          11,741
                                                -----------       ----------
Net increase (decrease) in cash
 and cash equivalents                             1,266,018       (3,437,735)
 Cash and cash equivalents at
  beginning of period                             6,444,859        7,298,823
                                                -----------       ----------
 Cash and cash equivalents at
  end of period                                 $ 7,710,877       $3,861,088
                                                ===========       ==========
Supplemental disclosures:
 Cash paid for:
   Interest                                     $   256,142       $  118,516
                                                -----------       ----------
   Income taxes                                 $   304,834       $   70,554
                                                -----------       ----------


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

2.    CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated financial statements as shown in the accompanying index have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 financial statements. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

              Tax accruals have been made based on estimated effective annual tax rates for the periods presented.

3.    CONTINGENCIES

              In April 1994, various insurance carriers and their not-for-profit trade association filed an action against the Company, certain officers and various other parties. The Plaintiffs allege breach of contract and tort causes of action for underpayment of workers compensation insurance premiums. Since April 1994, some of the officers have been released or dismissed; extensive jurisdictional discovery and some substantive discovery has been conducted; and the Plaintiffs must file their third amended complaint on or before May 28, 1996. The Company intends to assert substantial claims in opposition to the claims of the Plaintiffs. Additionally, the Company and its subsidiaries have filed suit against the trade association alleging various anti-trust allegations and against various prior worker compensation carriers alleging claims mismanagement. The Plaintiffs prevailed in the anti-trust action and that case is on appeal. Management believes that the ultimate outcome of these matters will not have a material adverse effect upon the financial position of the Company.

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

4.    TENDER OFFER

              On December 11, 1995, the Company made an offer to purchase for cash up to 1,250,000 shares of its Common Stock at $11.25 net per share (the Offer). The 1,250,000 shares that the Company offered to purchase represented approximately 30% of the Shares outstanding as of December 11, 1995. In January 1996, the Offer was successfully completed.

              The total amount required to purchase the 1,250,000 shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with available borrowings under the Company's Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Total revenues increased by $1,796,283, or 5.9%, from $30,683,050 in the first quarter of 1995 to $32,479,333 in the first quarter of 1996. Sales of supplemental staffing services increased by $1,568,627, or 5.4%, from $29,194,701 in the first quarter of 1995 to $30,763,328 in the first quarter of 1996. Sales by two of the Company's subsidiaries, PrO Unlimited and Brannon & Tully/Uniforce Information Services continued to increase during the first quarter of 1996. PrO Unlimited sales increased by $3,325,691 or 64.0% in the first quarter of 1996 as compared to the first quarter of 1995. Brannon & Tully/Uniforce Information Services sales increased by $1,975,458 or 34.7% in the first quarter of 1996 as compared to the first quarter of 1995. These increases were partially offset by lower sales by licensees which were due to a reduction in the number of licensed offices in the first quarter of 1996 as compared to the first quarter of 1995.

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

              Service revenues and fees increased by 15.3% from $1,488,349 in the first quarter of 1995 to $1,716,005 in the first quarter of 1996. This reflects increased service revenues and fees generated by existing and new clients of Temporary Help Industry Servicing Company, Inc. ("THISCO") and Brentwood Service Group, Inc. ("BSG"), two of the Company's subsidiaries. The Company intends to continue to expand this portion of its business through THISCO and BSG during the remainder of 1996. In addition, system- wide sales, which include sales of associated offices serviced by THISCO and BSG, increased by 16.7%, from $67,133,526 in the first quarter of 1995 to $78,316,429 in the first quarter of 1996.

              Cost of supplemental staffing services was 78.4% of sales of supplemental staffing services in the first quarter of 1996 and 77.8% in the first quarter of 1995. The higher percentage in 1996 was principally due to increased sales by PrO Unlimited which has a higher percentage of payroll expense in relation to sales.

              Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $6,649,961 and $6,486,854 for the first quarter of 1996 and 1995, respectively. Licensees' share of gross margin was 27.2% for the first quarter of 1996 as compared to 34.2% for the first quarter of 1995. The lower share as a percentage of total gross margin in 1996 is due to lower licensee sales, increased sales of Brannon & Tully/Uniforce Information Services for which there are no related licensee distributions, and to the increased sales of PrO Unlimited for which there are limited distributions.

              General and administrative expenses increased by $372,135 or 8.3% during the first quarter of 1996 as compared to the first quarter of 1995. As a percentage of revenues, general and administrative expenses were 14.9% and 14.6% for 1996 and 1995, respectively. These increases resulted principally from higher expenses in payroll and recruiting costs with respect to permanent staff and increased professional fees related to the litigation described in Note 3 to the consolidated condensed financial statements.

              Net interest expense increased by $351,462 during the first quarter of 1996 as compared to the first quarter of 1995. The increase in the first quarter of 1996 as compared to the first quarter of 1995 is a direct result of the increased borrowings used for the repurchase of 1,250,000 shares of the Company's common stock described in Note 4 to the consolidated condensed financial statements.

              As a result of the factors discussed above, net earnings increased by 8.9% from $602,993 ($.14 per share) in the first quarter of 1995 to $656,828 ($.20 per share) in the first quarter of 1996.

FINANCIAL CONDITION

              As of March 31, 1996, the Company's working capital decreased to $28,794,891, as compared to $29,180,891 at December 31, 1995. This decrease was due primarily to the continuing profitable operations of the Company being more than offset by the acquisitions of fixed assets, the payment of cash dividends and the use of available funds to partially fund the purchase of treasury stock.

              On January 24, 1996, the Board of Directors declared a quarterly cash dividend on shares of common stock of Uniforce at $.03 per share which was paid on February 13, 1996 to holders of record as of February 5, 1996.

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

              At March 31, 1996, the Company had outstanding borrowings of $2,812,500 under the Term Loan bearing interest at an average rate of 8.1% and $22,000,000 of borrowings under the Revolving Facility bearing interest at an average rate of 8%.

              The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The Credit Facility also contains financial covenants relating to maintenance of levels of minimal tangible net worth, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and fixed charge coverage and restricting the amount of capital expenditures. In addition, the Credit Facility contains certain events of default of types customary in an asset-based lending facility. Generally, if the Credit Facility is terminated
(i) during the first nine months of its term, a fee of 1% of the amount thereof is payable, or (ii) during the succeeding nine months of its term, a fee of .5% of the amount thereof is payable. The Company was in compliance with all covenants at March 31, 1996.

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

              The Company moved its corporate headquarters in April 1996. The cost of the move, including purchases of fixed assets, will be approximately $800,000 and will be financed from cash flow from operations and financing from the Credit Facility. The Company believes that internally generated cash flow and funding from the Credit Facility will be adequate to meet current operating requirements. The Company intends to expand its business through the further development of higher margin professional services as well as through PrO Unlimited and Brannon & Tully/Uniforce Information Services. Additionally, the Company continues to pursue expansion by acquisition of established independent supplemental staffing service companies that offer specialty services. The Company anticipates that internal expansion will also be financed from its cash flow and available borrowings under the Credit Facility. The magnitude of future acquisitions will determine whether they can be financed in the same manner or whether additional external sources of financing will be required. While the Company believes that such sources would be available on terms satisfactory to it, there can be no assurance in this regard.

              In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose commencing in its 1996 Form 10-K the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in Statement No.123.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

          27 Financial Data Schedule

(b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1996                         UNIFORCE SERVICES, INC.


                                        By:  /S/ JOHN FANNING
                                             ----------------------------------
                                             John Fanning, Chairman of the Board
                                             and President

                                        By:  /S/ HARRY MACCARRONE
                                             ----------------------------------
                                             Harry Maccarrone, V.P. of Finance,
                                             Principal Financial and Accounting
                                             Officer