Form 10-Q
period 1996-06-30
UNIFORCE SERVICES INC
filed 1996-08-13
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------



                                    FORM 10-Q


 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
           EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996
                               -------------------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---        EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

                         Commission file number 0-11876
                                                -------

                             Uniforce Services, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   13-1996648
- --------------------------------               ---------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

415 Crossways Park Drive, Woodbury, NY                  11797
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (516) 437-3300
                                                  ------------------------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No        .
   ----------  --------

           APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 3,016,543 (as of August 1, 1996).
                ---------

                             UNIFORCE SERVICES, INC.


                                      INDEX


                                                                       Page No.
Part I Financial Information:                                          --------
- -----------------------------

Item 1. Consolidated Condensed Financial Statements

        Consolidated condensed statements of earnings -
           three months and six months ended
           June 30, 1996 and 1995 (unaudited)                        1

        Consolidated condensed balance sheets -
           June 30, 1996 (unaudited) and December
           31, 1995                                                  2

        Consolidated condensed  statements of cash flows -
           six months ended June 30, 1996 and 1995
           (unaudited)                                               3

        Notes to consolidated condensed financial
           statements (unaudited)                                    4


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       6

Part II Other Information:
- --------------------------

Item 1. Legal Proceedings                                           10

Item 4. Submission of Matters to a Vote of Security
           Holders                                                  11

Item 6. Exhibits and Reports on Form 8-K                            12

                         PART I - FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                    Three Months Ended               Six Months Ended
                                         June 30,                         June 30,
                                   -------------------            ---------------------
                                   1996           1995            1996             1995
                                   ----           ----            ----             ----
Sales of supplemental
 staffing services              $32,113,435    $30,444,171     $62,876,763      $59,638,872
Service revenues and fees         1,932,960      1,704,764       3,648,965        3,193,113
                                -----------    -----------     -----------      -----------
  Total revenues                 34,046,395     32,148,935      66,525,728       62,831,985
                                -----------    -----------     -----------      -----------

Costs and expenses:
  Cost of supplemental
   staffing services             24,922,410     23,695,693      49,035,777       46,403,540
  Licensees' share of gross
   margin                         1,900,934      2,349,617       3,711,309        4,569,090
  General and administrative      4,838,423      4,393,510       9,689,771        8,872,723
  Depreciation & amortization       261,197        236,093         472,981          466,335
                                -----------    -----------     -----------       ----------

  Total costs and expenses       31,922,964     30,674,913      62,909,838       60,311,688
                                -----------    -----------     -----------       ----------

Earnings from operations          2,123,431      1,474,022       3,615,890        2,520,297

Other income (expense):
  Interest - net                   (536,629)      (165,170)       (972,216)        (249,295)
  Other - net                        15,740         25,590          17,696           34,433
                                -----------    -----------     -----------       ----------

Earnings before provision for
 income taxes                     1,602,542      1,334,442       2,661,370        2,305,435

Provision for income taxes          609,000        506,000       1,011,000          874,000
                                -----------    -----------     -----------        ---------

NET EARNINGS                    $   993,542    $   828,442     $ 1,650,370      $ 1,431,435
                                ===========    ===========     ===========      ===========

Weighted average number
 of shares outstanding            3,242,548      4,301,178       3,297,943        4,365,416

NET EARNINGS PER SHARE          $       .31    $       .19     $       .50      $       .33
                                ===========    ===========     ===========      ===========






See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      June 30,     December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                    (Unaudited)
                                     ASSETS

Current assets:
- ---------------
          Cash and cash equivalents                  $ 2,044,775    $ 6,444,859
          Accounts receivable - net                   15,756,313     14,827,862
          Funding and service fees
            receivable - net                          22,861,047     20,918,753
          Current maturities of notes
            receivable from licensees - net              104,695        132,258
          Prepaid expenses and other
            current assets                               934,332      1,270,268
          Deferred income taxes                          347,149        347,149
                                                     -----------    -----------

          Total current assets                        42,048,311     43,941,149
                                                     -----------    -----------

Notes receivable from licensees - net                    144,579        182,642
Fixed assets - net                                     3,443,112      2,125,413
Deferred costs and other assets - net                  1,754,013        821,244
Cost in excess of fair value of net
 assets acquired                                       6,552,631      3,525,741
                                                     -----------    -----------

                                                     $53,942,646    $50,596,189
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
- --------------------
          Loan payable                               $   875,000    $   750,000
          Payroll and related taxes payable            7,492,176      7,540,947
          Payable to licensees and clients             1,850,404      2,025,563
          Income taxes payable                           163,481        351,690
          Accrued expenses and
            other liabilities                          3,255,177      4,092,058
                                                     -----------    -----------

          Total current liabilities                   13,636,238     14,760,258
                                                     -----------    -----------

Loan payable - non-current                            27,166,700     11,250,000
Capital lease obligation - non-current                   829,117        426,109

Stockholders' equity:
- ---------------------
          Common stock $.01 par value                     51,008         49,912
          Additional paid-in capital                   8,751,843      7,789,598
          Retained earnings                           25,458,334     23,990,043
                                                     -----------    -----------
                                                      34,261,185     31,829,553

          Treasury stock, at cost, 2,084,245
            shares in 1996 and 829,500
            shares in 1995                           (21,950,594)    (7,669,731)
                                                     -----------    -----------
          Total stockholders' equity                  12,310,591     24,159,822
                                                     -----------    -----------
                                                     $53,942,646    $50,596,189
                                                     ===========    ===========


See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1996            1995
                                                 ------------    ------------
Cash flows from operating activities:
 Net earnings                                    $  1,650,370    $  1,431,435
 Adjustments to reconcile net
  earnings to net cash provided (used)
  by operating activities:
    Depreciation and amortization                     472,981         466,335
    (Increase) in receivables
      and prepaid expenses                         (1,686,800)     (7,897,025)
    Stock option compensation expense                   9,000           9,000
    (Decrease) increase in liabilities             (1,652,027)        686,922
                                                 ------------    ------------
Net cash (used) by operating activities            (1,206,476)     (5,303,333)
                                                 ------------    ------------

Cash flows from investing activities:
 Purchases of fixed assets                           (516,602)       (628,443)
 (Increase) decrease in deferred costs
  and other investments                              (509,297)         13,311
 Net assets acquired from Montare                  (4,618,037)           --
 Decrease in notes receivable
  from licensees                                       65,626         157,760
                                                 ------------    ------------
Net cash (used) by investing activities            (5,578,310)       (457,372)
                                                 ------------    ------------

Cash flows from financing activities:
 Principal payments on capital lease
  obligations                                        (148,397)           --
 Increase in loan payable                          16,041,700       4,000,000
 Cash dividends paid                                 (182,079)       (272,174)
 Purchase of treasury stock                       (14,280,863)     (2,087,741)
 Proceeds from issuance of
  common stock                                        954,341         233,750
                                                 ------------    ------------
Net cash provided by financing
 activities                                         2,384,702       1,873,835
                                                 ------------    ------------

Net (decrease) in cash and cash
 equivalents                                       (4,400,084)     (3,886,870)
 Cash and cash equivalents at
  beginning of period                               6,444,859       7,298,823
                                                 ------------    ------------
 Cash and cash equivalents at
  end of period                                  $  2,044,775    $  3,411,953
                                                 ============    ============

Supplemental disclosures:
 Cash paid for:
  Interest                                       $    902,105    $    273,016
                                                 ------------    ------------
  Income taxes                                   $  1,019,962    $    669,087
                                                 ------------    ------------
Non-cash financing activities:
  During 1996, the Company entered into capital leases in the amount of $551,405.


See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Principles of consolidation
         ---------------------------

                  The consolidated financial statements include the accounts of Uniforce Services, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Consolidated condensed financial statements
         -------------------------------------------

                  The consolidated condensed financial statements, as shown in the accompanying index, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented have been made.

                  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, reclassified or omitted. It is suggested that these be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 financial statements. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

                  Tax accruals have been made based on estimated effective annual tax rates for the periods presented.

3.       Acquisition
         -----------

                  On May 17, 1996, the Company acquired the assets of Montare International, Inc. ("Montare"), a provider of IT (Information Technology) contract professionals. The purchase price was $3,600,000, in cash. In addition, the Company acquired certain accounts receivable for $845,486. The purchase price and accounts receivable acquired were financed through borrowings available under the Company's credit facility.

                  This acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to identifiable assets based on their estimated fair values as of the date of acquisition; $625,633 was allocated to such assets. The excess of the consideration paid, including the direct costs of the acquisition, over the estimated fair value of net assets acquired amounted to $3,147,917 and has been recorded as goodwill and will be amortized over 20 years on the straight-line basis. The operating results of Montare have been included with those of the Company from the date of acquisition.

4.       Contingencies
         -------------

                  In April 1994, various insurance carriers and their not-for-profit trade association filed an action against the Company, certain officers and various other parties; in May 1996, the plaintiffs filed their Third Amended Complaint. The plaintiffs allege causes of action for breach of contracts of insurance, negligence, fraud, conspiracy to defraud and fraudulent inducement. The Company has filed answers, affirmative defenses and counterclaims directed to the Third Amended Complaint. The Company and its subsidiaries have filed actions against the trade association alleging violation of the antitrust laws and against various prior workers' compensation carriers alleging claims mismanagement. The plaintiffs were granted summary judgment in the antitrust action and such grant was affirmed upon appeal. The action alleging claims mismanagement is in the discovery stage. Management believes that the ultimate outcome of these matters will not have a material adverse effect upon the financial position of the Company.

                  In January 1996, various vendors of training films filed an action against the Company, alleging that the Company improperly used and/or copied plaintiffs' tapes. Motions have been filed to have the plaintiffs' claims dismissed and/or severed. Management is engaged in settlement discussions. If the case is not settled, management intends to vigorously defend the claims and believes that the claims, even if resolved in plaintiffs' favor, will not have a material adverse effect upon the financial position of the Company.

5.       Tender offer
         ------------

                  On December 11, 1995, the Company made an offer to purchase for cash up to 1,250,000 shares of its Common Stock at $11.25 net per share (the "Offer"). The 1,250,000 shares that the Company offered to purchase represented approximately 30% of the Shares outstanding as of December 11, 1995. In January 1996, the Offer was successfully completed.

                  The total amount required to purchase the 1,250,000 shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with available borrowings under the Company's credit facility.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                  Total revenues increased by $1,897,460, or 5.9%, from $32,148,935 in the second quarter of 1995 to $34,046,395 in the second quarter of 1996. For the first six months, total revenues increased by $3,693,743 or 5.9% from $62,831,985 in 1995 to $66,525,728 in 1996.

                  Sales of supplemental staffing services increased by $1,669,264 and $3,237,891, respectively, for the second quarter and first six months of 1996 as compared to 1995. Sales of two of the Company's subsidiaries, PrO Unlimited(R), Inc. and Brannon & Tully/ Uniforce Information Services(R) continued to increase during the second quarter of 1996. PrO Unlimited sales increased by $3,435,437 or 58.6% and $6,761,128 or 61.1%, respectively, for the second quarter and first six months of 1996 as compared to 1995. Brannon & Tully/Uniforce Information Services sales increased by $971,265 or 15.9% and $2,946,724 or 25.0%, respectively, for the second quarter and first six months of 1996 as compared to 1995. Further contributing to the increase in sales was the Company's acquisition in May 1996 of certain assets of Montare, a provider of information technology ("IT") contract professionals. This acquisition contributed $883,183 of sales in the second quarter of 1996 and has had a favorable impact on the Company's results of operations. These increases were partially offset by lower sales by licensees, which were due to a reduction in the number of licensed offices in the second quarter and first six months of 1996 as compared to the second quarter and first six months of 1995.

                  The Company's strategy is to expand through the development of higher margin professional services such as IT, technical, automated office and other professional support services as well as its PrO Unlimited subsidiary, while continuing to reduce the percentage of its sales derived from light industrial assignments. In addition, the Company intends to continue to pursue acquisitions of established independent supplemental staffing service companies that offer specialty services.

                  Service revenues and fees increased by 13.4% from $1,704,764 in the second quarter of 1995 to $1,932,960 in the second quarter of 1996 and increased 14.3% from $3,193,113 for the first six months of 1995 to $3,648,965 for the first six months of 1996. This reflects increased revenues and fees generated by existing and new clients of Temporary Help Industry Servicing Company, Inc. ("THISCO(R)"), one of the Company's subsidiaries. The Company intends to continue to expand this portion of its business through THISCO and Brentwood Service Group(R), Inc. ("BSG"). In addition, system-wide sales, which include sales of associated offices serviced by THISCO and BSG, increased $9,710,283 or 12.9% from $75,154,458 in the second quarter of 1995 to
$84,864,741 in the second quarter of 1996. In the first six months, system-wide sales increased by $20,893,186 or 14.7% from $142,287,984 in 1995 to
$163,181,170 in 1996.

                  Cost of supplemental staffing services was 77.6% of sales of supplemental staffing services in the second quarter of 1996 compared to 77.8% in the second quarter of 1995. For the first six months, cost of supplemental staffing services was 78.0% of sales of supplemental staffing services in 1996 and 77.8% in 1995.

                  Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $7,191,025 and $6,748,478 for the second quarter of 1996 and 1995, respectively. For the first six months, gross margin from such sales amounted to $13,840,986 in 1996 and $13,235,332 in 1995. Licensees' share of gross margin was 26.4% in the second quarter of 1996 as compared to 34.8% for the second quarter 1995. For the first six months, licensees' share of gross margin was 26.8% in 1996 and 34.5% in 1995. The lower share as a percentage of total gross margin in 1996 is due to lower licensee sales, increased sales of Brannon & Tully/Uniforce Information Services and Montare for which there are no related licensee distributions and to the increased sales of PrO Unlimited for which there are limited distributions.

                  General and administrative expenses increased by $444,913 or 10.1% during the second quarter of 1996 as compared to the second quarter of 1995. For the first six months of 1996, general and administrative expenses increased by $817,048 or 9.2% in 1996 compared to 1995. As a percentage of revenues, general and administrative expenses were 14.2% and 13.7% for the second quarter of 1996 compared to 1995, respectively, and 14.6% and 14.1% in 1996 and 1995 for the first six months periods. These increases resulted principally from higher expenses in payroll and recruiting costs with respect to permanent staff, the addition of Montare and increased professional fees related to the litigation described in Note 4 to the consolidated condensed financial statements.

                  Net interest expense increased by $371,459 during the second quarter of 1996 as compared to the second quarter of 1995 and increased by $722,921 for the first six months of 1996 compared to the first six months of 1995. The increase in interest expense for the 1996 periods compared to 1995 is a direct result of increased borrowings used for the repurchase of 1,250,000 shares of the Company's common stock described in Note 5 to the consolidated condensed financial statements and the acquisition of Montare described in Note 3 to the consolidated condensed financial statements.

                  As a result of the factors discussed above, net earnings increased by 19.9% from $828,442 ($.19 per share) in the second quarter of 1995 to $993,542 ($.31 per share) in the second quarter of 1996. For the first six months, net earnings increased by 15.3% from $1,431,435 ($.33 per share) in 1995 to $1,650,370 ($.50 per share) in 1996.

FINANCIAL CONDITION

                  As of June 30, 1996, the Company's working capital decreased to $28,412,073 as compared to $29,180,891 at December 31, 1995. This decrease was due primarily to the continuing profitable operations of the Company being more than offset by an increase in accounts receivable. In addition, cash was further reduced by acquisitions of fixed assets, the payment of cash dividends, the acquisition of Montare and the purchase of treasury stock which was largely financed through the credit facility.

                  During the first six months of 1996, the Company paid quarterly cash dividends on shares of its common stock at the quarterly rate of $.03 per share ($182,079).

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

                  At June 30, 1996, the Company had outstanding borrowings of $2,625,000 under the Term Loan bearing interest at an average rate of 7.96% and $25,416,700 of borrowings under the Revolving Facility bearing interest at an average rate of 7.81%.

                  The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The Credit Facility also contains financial covenants relating to maintenance of levels of minimum tangible net worth, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and fixed charge coverage and restricting the amount of capital expenditures. In addition, the Credit Facility contains certain events of default of types customary in an asset-based lending facility. Generally, if the Credit Facility is terminated (i) during the first nine months of its term, a fee of 1% of the amount thereof is payable, or (ii) during the succeeding nine months of its term, a fee of .5% of the amount thereof is payable. The Company was in compliance with all covenants at June 30, 1996.

                  Prior to December 8, 1995, the Company had maintained with two banks a working capital credit facility and a revolving credit and term loan facility. Amounts outstanding under these facilities were repaid with borrowings available under the Credit Facility.

                  In January 1996, the Company successfully completed its offer to purchase 1,250,000 shares of its common stock at $11.25 net per share. The total amount required to purchase such shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with borrowings available under the Credit Facility.

                  As described elsewhere herein, on May 17, 1996, the Company acquired the assets of Montare, a provider of IT contract professionals. The purchase price was $3,600,000, in cash. The Company also acquired from Montare certain accounts receivable for $845,486. The purchase price and accounts receivable were financed through borrowings available under the Credit Facility.

                  The Company moved its corporate headquarters in April 1996. The cost of the move, including purchases of fixed assets, was approximately $750,000 and was financed from cash flow from operations and financing from the Credit Facility. The Company believes that internally generated cash flow and funding from the Credit Facility will be adequate to meet its current operating requirements for at least the next twelve months. The Company intends to expand its business through the further development of higher margin professional services as well as through PrO Unlimited, Montare and Brannon & Tully/Uniforce Information Services. Additionally, the Company continues to pursue expansion by acquisition of established independent supplemental staffing service companies that offer specialty services. The Company anticipates that internal expansion will also be financed from its cash flow and available borrowings under the Credit Facility. The magnitude of future acquisitions will determine whether they can be financed in the same manner or whether additional external sources of financing will be required. While the Company believes that such sources would be available on terms satisfactory to it, there can be no assurance in this regard.

                  In October 1995,  the  Financial  Accounting  Standards  Board
(FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose commencing in its 1996 Form 10-K the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in Statement No. 123.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

                  Reference is made to ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and to the description therein of a civil action commenced in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida by National Council on Compensation Insurance, Inc., National Workers' Compensation Reinsurance Pool, Insurance Company of North America, The Travelers Insurance Company and Liberty Mutual Insurance Company.

                  In May 1996 the plaintiffs filed a Third Amended Complaint, adding as a plaintiff, The Aetna Casualty and Surety Company. The plaintiffs also added several defendants unrelated to the Company and two licensees of Uniforce and discontinued the action against Gordon Robinett, the Company's Director and former Chief Financial Officer and two other licensees. Harry Maccarrone, a Director of the Company and its current Chief Financial Officer, was not named as a defendant because of his motion to dismiss the earlier complaint in the action for lack of personal jurisdiction had been granted by the Court. This decision has been appealed by the plaintiffs.

                  The plaintiffs allege causes of action for breach of contracts of insurance, negligence, fraud, conspiracy to defraud and fraudulent inducement. The plaintiffs allege that by virtue of the manner in which the Company conducted its business, the Company secured workers' compensation coverage for its temporary employees at premiums below those that should have been paid. The plaintiffs seek an audit, accounting and damages in an unspecified amount not less than $11,500,000. Defendants have filed answers, affirmative defenses and counterclaims directed to the Third Amended Complaint. Discovery is on-going and no trial date has been set.

                  Reference is also made to ITEM 3. LEGAL PROCEEDINGS of such Annual Report on Form 10-K for a description of a civil action filed by the Company in the United States District Court for the Southern District of Florida, West Palm Beach Division, against the National Council on Compensation Insurance, Inc., the National Workers' Compensation Reinsurance Pool and others alleging violations of the antitrust laws, in which action such defendants had been granted summary judgment. On July 18, 1996, the United States Court of Appeals, Eleventh Circuit, affirmed such grant.

                  Management continues to believe that the ultimate outcome of these actions will not have a material adverse effect upon the financial position of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of the Company was held on June 11, 1996. Votes were cast with respect to the reelection of the six incumbent Directors as follows:


                                                            Number of Shares
                                                             of Common Stock
                                  Number of Shares             as to Which
                                   of Common Stock            Authority to
Nominees                           Voted in Favor           Vote was Withheld
- --------                           --------------           -----------------
John Fanning                          2,766,856                   4,859
Rosemary Maniscalco                   2,766,659                   5,056
Harry V. Maccarrone                   2,766,959                   4,756
John H. Brinckerhoff III              2,766,656                   5,059
Gordon Robinett                       2,767,156                   4,559
Joseph A. Driscoll                    2,766,656                   5,059


                  The Shareholders also approved the grant of stock options to Ms. Maniscalco and Mr. Maccarrone, two executive officers of the Company. The proposal received the affirmative vote of 2,695,561 shares and 41,559 shares were voted against. The holders of 25,264 shares abstained from voting and there were 9,331 broker non-votes.

                  In addition, the Shareholders ratified the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the year ending December 31, 1996 by a vote of 2,760,767 shares in favor and 2,962 against. The holders of 7,986 shares abstained from voting.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
                 2 Asset Purchase Agreement, dated May 10, 1996, by and among Uniforce Information Services of Texas, Inc. ("UIS-TX"), Montare International, Inc. ("Montare"), Joseph Armitage ("Armitage"), David Mulvaney ("Mulvaney") and Douglas Staley ("Staley")

              10.1 Receivables Purchase Agreement, dated May 17, 1996, by and among UIS-TX, Montare, Armitage, Mulvaney and Staley

              10.2 First Amendment to Loan and Security Agreement and Other Loan Documents, dated as of March 27, 1996, by and among Brentwood Service Group, Inc. ("Brentwood"), Computer Consultants Funding & Support, Inc. ("CCFS"), LabForce of America, Inc. ("LabForce"), PrO Unlimited, Inc. ("PrO"), Temporary Help Industry Servicing Company, Inc. ("THISCO"), Uniforce MIS Services of Georgia, Inc. ("UMIS-GA"), Uniforce Staffing Services, Inc. ("USSI"), Professional Staffing Funding & Support, Inc. ("PSFS"), Uniforce Services, Inc. ("Holdings"), Heller Financial, Inc. (in its individual capacity, "Heller"), for itself, as Lender, and as Agent for Lenders ("Agent"), and United Jersey Bank, as a Lender ("UJB")

              10.3 Second Amendment to Loan and Security Agreement and Consent, dated as of May 17, 1996, by and among Brentwood, CCFS, LabForce, PrO, THISCO, UMIS-GA, USSI, PSFS, UIS-TX, Holdings, Heller, Agent, UJB, Brannon & Tully, Inc., E.O. Operations Corp., E.O. Servicing Co., Inc., Staffing Industry Funding & Support, Inc., Tempfunds International, Inc., THISCO of Canada, Inc., Uniforce Information Services, Inc., Uniforce Medical Office Support, Inc., Uniforce Payrolling Services, Inc., USI Inc. of California, UTS of Delaware, Inc. and UTS Corp. of Minnesota

                27         Financial Data Schedule

(b) Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated:  August 13, 1996           UNIFORCE SERVICES, INC.


                                    By:  /s/ John Fanning
                                       -------------------------------------
                                         John Fanning, Chairman of the Board
                                         and President




                                    By:  /s/ Harry Maccarrone
                                       -------------------------------------
                                         Harry Maccarrone, V.P. of Finance,
                                         Principal Financial and Accounting
                                         Officer