Form 10-Q
period 1996-09-30
UNIFORCE SERVICES INC
filed 1996-11-13
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q


 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934


For the quarterly period ended         September 30, 1996
                              --------------------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

                         Commission file number 0-11876
                                                -------
                             Uniforce Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   13-1996648
-------------------------------                ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

415 Crossways Park Drive, Woodbury, NY                  11797
----------------------------------------              --------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (516) 437-3300
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

           APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 3,023,543 (as of November 6, 1996).

                             UNIFORCE SERVICES, INC.

                                      INDEX


Part I Financial Information:                                           Page No.
-----------------------------                                           --------

Item 1. Consolidated Condensed Financial Statements

        Consolidated condensed statements of earnings -
           three months and nine months ended
           September 30, 1996 and 1995 (unaudited)                          1

        Consolidated condensed balance sheets -
           September 30, 1996 (unaudited) and December
           31, 1995                                                         2

        Consolidated condensed statements of cash flows -
           nine months ended September 30, 1996 and 1995
           (unaudited)                                                      3

        Notes to consolidated condensed financial
           statements (unaudited)                                           4


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6

Part II Other Information:
--------------------------

Item 6. Exhibits and Reports on Form 8-K                                    10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                     Three Months Ended                 Nine Months Ended
                                        September 30,                     September 30,
                                ------------------------------    ------------------------------
                                    1996             1995             1996             1995
                                -------------    -------------    -------------    -------------
Sales of supplemental
 staffing services              $  34,927,359    $  33,609,759    $  97,804,122    $  93,248,631
Service revenues and fees           1,940,215        2,336,979        5,589,180        5,530,092
                                -------------    -------------    -------------    -------------
  Total revenues                   36,867,574       35,946,738      103,393,302       98,778,723
                                -------------    -------------    -------------    -------------

Costs and expenses:
  Cost of supplemental
    staffing services              27,178,454       26,260,124       76,214,231       72,663,664
  Licensees' share of
   gross margin                     2,121,426        2,597,035        5,832,735        7,166,125
  General and administrative        4,866,535        5,005,916       14,556,306       13,878,639
  Depreciation & amortization         310,438          227,008          783,419          693,343
                                -------------    -------------    -------------    -------------

  Total costs and expenses         34,476,853       34,090,083       97,386,691       94,401,771
                                -------------    -------------    -------------    -------------

Earnings from operations            2,390,721        1,856,655        6,006,611        4,376,952

Other income (expense):
  Interest - net                     (591,512)        (278,498)      (1,563,728)        (527,793)
  Other - net                           1,258           (5,696)          18,954           28,737
                                -------------    -------------    -------------    -------------

Earnings before provision
 for income taxes                   1,800,467        1,572,461        4,461,837        3,877,896

Provision for income taxes            684,000          599,000        1,695,000        1,473,000
                                -------------    -------------    -------------    -------------

NET EARNINGS                    $   1,116,467    $     973,461    $   2,766,837    $   2,404,896
                                =============    =============    =============    =============

Weighted average number
 of shares outstanding              3,223,909        4,260,056        3,273,265        4,330,296

NET EARNINGS PER SHARE          $         .35    $         .23    $         .85    $         .56
                                =============    =============    =============    =============


     See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                   (Unaudited)
                                     ASSETS
Current assets:
          Cash and cash equivalents                $  3,359,834    $  6,444,859
          Accounts receivable - net                  17,857,241      14,827,862
          Funding and service fees
            receivable - net                         22,727,217      20,918,753
          Current maturities of notes
            receivable from licensees - net             113,575         132,258
          Prepaid expenses and other
            current assets                            1,761,387       1,270,268
          Deferred income taxes                         347,149         347,149
                                                   ------------    ------------

          Total current assets                       46,166,403      43,941,149
                                                   ------------    ------------

Notes receivable from licensees - net                   156,841         182,642
Fixed assets - net                                    3,539,058       2,125,413
Deferred costs and other assets - net                 1,590,192         821,244
Cost in excess of fair value of net
 assets acquired                                      6,476,923       3,525,741
                                                   ------------    ------------

                                                   $ 57,929,417    $ 50,596,189
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Loan payable                             $    937,497    $    750,000
          Payroll and related taxes payable           8,174,227       7,540,947
          Payable to licensees and clients            1,829,909       2,025,563
          Income taxes payable                          259,604         351,690
          Accrued expenses and
            other liabilities                         4,012,082       4,092,058
                                                   ------------    ------------

          Total current liabilities                  15,213,319      14,760,258
                                                   ------------    ------------

Loan payable - non-current                           28,513,112      11,250,000
Capital lease obligation - non-current                  781,579         426,109

Stockholders' equity:
          Common stock $.01 par value                    51,078          49,912
          Additional paid-in capital                  8,836,648       7,789,598
          Retained earnings                          26,484,275      23,990,043
                                                   ------------    ------------
                                                     35,372,001      31,829,553

         Treasury stock, at cost, 2,084,245
           shares in 1996 and 829,500
           shares in 1995                           (21,950,594)     (7,669,731)
                                                   ------------    ------------

         Total stockholders' equity                  13,421,407      24,159,822
                                                   ------------    ------------

                                                   $ 57,929,417    $ 50,596,189
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1996              1995
                                                 ------------      ------------
Cash flows from operating activities:
 Net earnings                                    $  2,766,837      $  2,404,896
 Adjustments to reconcile net
  earnings to net cash (used)
  by operating activities:
    Depreciation and amortization                     783,419           693,343
    (Increase) in receivables
      and prepaid expenses                         (4,480,953)       (9,788,764)
    Stock option compensation expense                  13,500            13,500
    (Decrease) increase in liabilities                (89,907)        2,508,305
                                                 ------------      ------------
Net cash (used) by operating activities            (1,007,104)       (4,168,720)
                                                 ------------      ------------

Cash flows from investing activities:
 Purchases of fixed assets                           (774,916)         (709,995)
 (Increase) decrease in deferred costs
  and other assets                                   (455,270)          172,082
 Net assets acquired from Montare                  (4,628,142)             --
 Decrease in notes receivable
  from licensees                                       44,484           274,172
                                                 ------------      ------------
Net cash (used) by investing activities            (5,813,844)         (263,741)
                                                 ------------      ------------

Cash flows from financing activities:
 Principal payments on capital lease
  obligations                                        (195,934)             --
 Increase in loan payable                          17,450,609         6,400,000
 Cash dividends paid                                 (272,605)         (399,053)
 Purchase of treasury stock                       (14,280,863)       (2,331,990)
 Proceeds from issuance of
  common stock                                      1,034,716           236,250
                                                 ------------      ------------
Net cash provided by financing
 activities                                         3,735,923         3,905,207
                                                 ------------      ------------

Net (decrease) in cash and cash
 equivalents                                       (3,085,025)         (527,254)
 Cash and cash equivalents at
  beginning of period                               6,444,859         7,298,823
                                                 ------------      ------------
 Cash and cash equivalents at
  end of period                                  $  3,359,834      $  6,771,569
                                                 ============      ============

Supplemental disclosures:
 Cash paid for:
  Interest                                       $  1,310,366      $    422,730
                                                 ------------      ------------
  Income taxes                                   $  1,601,379      $  1,084,548
                                                 ------------      ------------

Non-cash financing activities:
 The Company entered into capital leases in the amount of $551,405 and $524,423 for the nine months ended September 30, 1996 and 1995, respectively.


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

2.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  The consolidated condensed financial statements, as shown in the accompanying index, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made.

                  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, reclassified or omitted. It is suggested that these be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

                  Tax accruals have been made based on estimated effective annual tax rates for the periods presented.

3.       ACQUISITION

                  On May 17, 1996, the Company acquired certain assets of Montare International, Inc. ("Montare"), a provider of IT (Information Technology) contract professionals. The purchase price was $3,600,000, in cash. In addition, the Company acquired certain accounts receivable for $845,486. The purchase price and accounts receivable acquired were financed through borrowings available under the Company's credit facility.

                  This acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to identifiable assets based on their estimated fair values as of the date of acquisition; $625,633 was allocated to such assets. The excess of the consideration paid, including the direct costs of the acquisition, over the estimated fair value of net assets acquired amounted to $3,158,022 and has been recorded as goodwill and will be amortized over 20 years on the straight-line basis. The operating results of Montare have been included with those of the Company from the date of acquisition.

4.       CONTINGENCIES

                  In April 1994, various insurance carriers and their not-for-profit trade association filed an action against the Company, certain officers and various other parties; in May 1996, the plaintiffs filed their Third Amended Complaint. The plaintiffs allege causes of action for breach of contracts of insurance, negligence, fraud, conspiracy to defraud and fraudulent inducement. The Company has filed answers, affirmative defenses and counterclaims directed to the Third Amended Complaint. The Company and its subsidiaries have filed an action in New York against the various prior workers' compensation carriers alleging claims mismanagement. The action is in the discovery stage. Management believes that the ultimate outcome of these matters will not have a material adverse effect upon the financial position of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Total revenues increased by $920,836, or 2.6%, from $35,946,738 in the third quarter of 1995 to $36,867,574 in the third quarter of 1996. For the first nine months, total revenues increased by $4,614,579 or 4.7% from $98,778,723 in 1995 to $103,393,302 in 1996.

                  Sales  of   supplemental   staffing   services   increased  by
$1,317,600 and $4,555,491, respectively, for the third quarter and first nine months of 1996 as compared to 1995. PrO Unlimited sales increased by $3,067,632 or 46.0% and $9,828,760 or 55.4%, respectively, for the third quarter and first nine months of 1996 as compared to 1995. Brannon & Tully/Uniforce Information Services sales increased by $442,168 or 6.6% and $3,409,543 or 18.5%, respectively, for the third quarter and first nine months of 1996 as compared to 1995. Further contributing to the increase in sales was the Company's acquisition in May 1996 of certain assets of Montare, a provider of information technology ("IT") contract professionals. This acquisition contributed $2,534,663 of sales since May 17, 1996 and $1,651,480 of sales for the third quarter of 1996 and has had a favorable impact on the Company's results of operations. These increases were offset by lower sales for licensed offices, which were principally due to a reduction in the number of licensed offices as a result of contract buyouts by two operators.

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

                  Service revenues and fees decreased by 17.0% from $2,336,979 in the third quarter of 1995 to $1,940,215 in the third quarter of 1996, and increased by 1.1% from $5,530,092 for the first nine months of 1995 to $5,589,180 for the first nine months of 1996. Despite increased service revenues and fees generated by THISCO(R), one of the Company's subsidiaries, a decline in service revenues and fees was experienced in the third quarter of 1996 as compared to 1995. This decline resulted from certain licensee service revenues and fees which were reported in the third quarter of 1995 and for which there were none in the third quarter of 1996. The Company intends to continue to expand this portion of its business through Temporary Help Industry Servicing Company, Inc. ("THISCO(R)") and through its subsidiary Brentwood Service Group ("BSG").

                  System-wide sales, which includes sales of associated offices serviced by two of the Company's subsidiaries, THISCO(R) and BSG increased $8,240,017 or 10.1% from $81,218,021 in the third quarter of 1995 to $89,458,038 in the third quarter of 1996. In the first nine months, system-wide sales increased by $29,133,203 or 13.0% from $223,506,005 in 1995 to $252,639,208 in
1996.

                  Cost of supplemental staffing services was 77.8% of sales of supplemental staffing services in the third quarter of 1996 compared to 78.1% in the third quarter of 1995. Cost of supplemental staffing services was 77.9% of sales of supplemental staffing services in both the first nine months of 1996 and 1995.

                  Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $7,748,905 and $7,349,635 for the third quarter of 1996 and 1995, respectively. For the first nine months, gross margin from such sales amounted to $21,589,891 in 1996 and $20,584,967 in 1995. Licensees' share of gross margin was 27.4% in the third quarter of 1996 as compared to 35.3% for the third quarter 1995. For the first nine months, licensees' share of gross margin was 27.0% in 1996 and 34.8% in 1995. The lower share as a percentage of total gross margin in 1996 is due to lower licensee sales, increased sales of Brannon & Tully/Uniforce Information Services and Montare for which there are no related licensee distributions and to the increased sales of PrO Unlimited for which there are limited distributions.

                  General and administrative expenses decreased by $139,381 or 2.8% during the third quarter of 1996 as compared to the third quarter of 1995. For the first nine months of 1996, general and administrative expenses increased by $677,667 or 4.9% in 1996 compared to 1995. As a percentage of revenues, general and administrative expenses were 13.2% and 13.9% for the third quarter of 1996 compared to 1995, respectively, and 14.1% for the first nine months in both 1996 and 1995. During 1996, the Company experienced increases in general and administrative expenses resulting principally from higher facility costs, payroll and recruiting costs with respect to permanent staff and costs relating to the implementation of a new payroll and billing system. These increases were more than offset during the third quarter by a reduction in the Company's provision for bad debts and, after giving consideration to certain insurance coverages, a reduction of professional costs associated with the Company's
litigation  described  in  Note  4  of  the  consolidated   condensed  financial
statements.

                  Net interest expense increased by $313,014 during the third quarter of 1996 as compared to the third quarter of 1995 and increased by $1,035,935 for the first nine months of 1996 compared to the first nine months of 1995. The increase in interest expense for the 1996 periods compared to 1995 is a direct result of increased borrowings used for the repurchase of 1,250,000 shares of the Company's common stock described in Note 5 to the consolidated condensed financial statements and the acquisition of Montare described in Note 3 to the consolidated condensed financial statements.

                  As a result of the factors discussed above, net earnings increased by 14.7% from $973,461 ($.23 per share) in the third quarter of 1995 to $1,116,467 ($.35 per share) in the third quarter of 1996. For the first nine months, net earnings increased by 15.1% from $2,404,896 ($.56 per share) in 1995 to $2,766,837 ($.85 per share) in 1996.

FINANCIAL CONDITION

                  As of September 30, 1996, the Company's working capital increased to $30,953,084 as compared to $29,180,891 at December 31, 1995. This increase was due primarily to the continuing profitable operations of the Company. In addition, cash was reduced by acquisitions of fixed assets, the payment of cash dividends, the acquisition of Montare and the purchase of treasury stock which was largely financed through the credit facility.

                  During the first nine months of 1996, the Company paid cash dividends on shares of its common stock at the quarterly rate of $.03 per share ($272,605).

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

                  At September 30, 1996, the Company had outstanding borrowings of $2,437,500 under the Term Loan bearing interest at an average rate of 7.87% and $27,013,109 of borrowings under the Revolving Facility bearing interest at an average rate of 7.72%.

                  The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The Credit Facility also contains financial covenants relating to maintenance of levels of minimum tangible net worth, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and fixed charge coverage and restricting the amount of capital expenditures. In addition, the Credit Facility contains certain events of default of types customary in an asset-based lending facility. Generally, if the Credit Facility is terminated (i) during the first nine months of its term, a fee of 1% of the amount thereof is payable, or (ii) during the succeeding nine months of its term, a fee of .5% of the amount thereof is payable. The Company was in compliance with all covenants at September 30, 1996.

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

                  As described elsewhere herein, on May 17, 1996, the Company acquired certain assets of Montare, a provider of IT contract professionals. The purchase price was $3,600,000, in cash. The Company also acquired from Montare certain accounts receivable for $845,486. The purchase price and accounts receivable were financed through borrowings available under the Credit Facility.

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

                  In October 1995,  the  Financial  Accounting  Standards  Board
(FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in its 1996 Form 10-K, the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in Statement No. 123.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                  27 Financial Data Schedule

(b) Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated:  November 12, 1996            UNIFORCE SERVICES, INC.


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