Form 10-K
period 1996-12-31
UNIFORCE SERVICES INC
filed 1997-03-27
CIK 740285

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

(Mark One)


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

/  /      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

                         Commission file number 0-11876

                             UNIFORCE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                          13-1996648
-----------------------------                     ------------------------------
(State or other jurisdiction                      (IRS Employer Identification
 of incorporation or organi-                       Number)
 zation)

415 Crossways Park Drive, Woodbury, NY                   11797
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (516) 437-3300

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
         Title of Each Class                  on Which Registered
         -------------------                  -------------------

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value at March 3, 1997 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the NASDAQ National Market), held by non-affiliates of the Registrant was approximately $21,296,958.00. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 3, 1997, there were outstanding 3,033,543 shares of the Registrant's Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

ITEM 1.   BUSINESS.

         The Company is a niche supplemental staffing company focused in the areas of Information Services ("IS"), technology, office automation, medical office support and light industrial. It provides supplemental staffing services to businesses, educational institutions, professional and service organizations, healthcare facilities, federal, state and local governmental agencies and others in the United States. In addition, the Company supplies payroll, billing and/or financial support services to independently owned and operated supplemental staffing firms (the "Associated Offices"), provides supplemental laboratory staffing support to the scientific community and provides confidential consulting and payrolling services, permitting clients to utilize former 1099 independent contractors and consultants.

         The Company assists clients in meeting peak workloads, handling special projects, overcoming personnel shortages and solving staffing emergencies by supplying them with a supplemental work force. Supplemental staffing assignments range in duration from days and weeks to many months. Planned use of supplemental staffing affords economies and flexibility to clients by permitting the hiring of only such permanent employees as are required for the basic day-to-day workload. As clients pay only for actual hours worked by supplemental staff, the cost of such personnel is directly related to production and work flow. Use of services provided by the Company on a routine basis also eliminates or reduces clients' recordkeeping, payroll tax, insurance, benefits, hiring, training and turnover costs.

         Uniforce Information Services/Brannon & Tully(R) and Uniforce Information Services/Montare International specialize in placing highly skilled Information Technology ("IT") professionals on a supplemental staffing basis. PrO Unlimited, Inc. ("PrO Unlimited(R)") provides confidential employee payroll conversion and consulting services enabling client companies to utilize the services of former 1099 independent contractors, consultants and returning retirees. Employee conversion results in the employment of former 1099 independent contractors and consultants by PrO Unlimited and the assignment of these persons to work for clients of PrO Unlimited. LabForce of America, Inc. ("LabForce(R)") provides laboratory professionals, including chemists, biologists, engineers and other supplemental scientific support personnel to a broad range of industries.

         Temporary Help Industry Servicing Company, Inc. ("THISCO(R)") and its subsidiary, Brentwood Service Group, Inc. ("Brentwood"), provide confidential financing and perform certain payroll, billing and back office services for Associated Offices. These functions are performed under contract for a service charge.

         At March 3, 1997, the Company's licensees (the "Licensees") operated 31 licensed offices, the Company owned and operated 11 offices, LabForce operated 9 offices, PrO Unlimited operated 5 offices and Uniforce Information Services operated 5 offices. Some of the LabForce and PrO Unlimited offices occupied space shared with other Company offices. At that date, THISCO and Brentwood serviced 102 Associated Offices. In addition to its Headquarters in Woodbury, New York, the Company maintains a Southeastern Regional Office in Boca Raton, Florida and a Midwestern Regional Office in Overland Park, Kansas. These offices are responsible for the Company's operations in these areas and, together with the Headquarters Office, the servicing of licensed and owned offices. The Company also maintains an Administrative and Operating Office in Cleveland, Tennessee, which is responsible for servicing the clients of Brentwood, an Operating Office in Atlanta, Georgia, which is responsible for servicing the IS clients of Uniforce Information Services/Brannon & Tully, and an Operating Office in
Dallas, TX which is responsible for servicing the clients of Uniforce Information Services/Montare International.

         References herein to the "Company" are references to Uniforce Services, Inc. and its subsidiaries and where applicable, the Licensees.

UNIFORCE STAFFING SERVICES, INC. AND LICENSEES

         The  Company   furnishes   a  variety  of  skilled   and   semi-skilled
supplemental staffing services in the categories described below. In 1996, general and automated office, technical and professional services accounted for approximately 88% of the total revenues derived from the sale of supplemental staffing services and light industrial services accounted for approximately 12% of such revenues.

         The Company obtains clients through the efforts of its and the Licensees' own sales personnel, direct mail solicitation and referrals from other clients. The Company also administers public relations programs and advertising campaigns using the slogans, "Workstyles To Fit Your Lifestyle(R)," "Always There When You Need Us(TM)," "Your Search for Excellence is Over!(R)," "Work When You Want To Work(R)," "Get Ahead in Style(TM)," "The Productivity People(R)" and "Productivity Through People(R)." Supplemental staffers are recruited primarily through local media advertising and through referrals from other supplemental staffers.

         Although the Company does not consider its business to be seasonal, assignment lengths vary, and resultant revenues vary from quarter to quarter, due to holidays, seasonal needs and adverse weather conditions.

         INFORMATION SERVICES AND TECHNICAL SERVICES

         The Company furnishes highly skilled Information Technology professionals as consultants, programmers, systems analysts, project managers, application development and maintenance data base administrators, network specialists, software engineers and technical writers, as well as in various other specialized capacities, to a variety of industries.

         AUTOMATED OFFICE SERVICES

         These  supplemental  staffers are skilled  individuals who perform data
processing,   data   entry   to  word   processing,  desk-top   publishing   and
spread-sheeting for multiple operating systems.

         GENERAL OFFICE SERVICES

         Supplemental staffers perform as secretaries, typists, receptionists, clerical assistants and records management clerks, as well as in other general office categories.

         MEDICAL OFFICE SUPPORT

         The Company provides experienced, highly skilled medical office support staffers for today's highly sophisticated health care industry. Medical office support staffers range from billers/accounting clerks, claims processors and coding specialists to medical secretaries, transcriptionists and medical records personnel.

         LEGAL AND ACCOUNTING

         Legal staffers serve as legal secretaries/ typists, paralegals, law clerks, librarians and in other law-related areas. The Company provides supplemental staffers for general accounting services and other finance-related tasks, such as bookkeeping, recordkeeping and credit and collection.

         LIGHT INDUSTRIAL

         The Company provides both skilled and semi-skilled employees to supplement its clients' regular work force in manufacturing plants, warehouses, distribution centers, retail outlets, hotels and convention centers. Staffers assist in shipping and receiving, packing, general assembly, inventory and hospitality services.

UNIFORCE INFORMATION SERVICES/BRANNON & TULLY
UNIFORCE INFORMATION SERVICES/MONTARE INTERNATIONAL

         These highly skilled contract consultant professionals perform as programmers, systems analysts, technical writers, database analysts, project managers, application developers, software engineers and LAN/WAN (Local Area Network/Wide Area Network) specialists.

LABFORCE

         LabForce provides services nationwide to companies involved in pharmaceutical, environmental, biotech and processing businesses. LabForce staffers include highly specialized professional chemists, biologists, engineers, lab instrumentation operators, technicians and others.

PRO UNLIMITED

         PrO Unlimited provides confidential consulting and conversion services to companies that require assistance in complying with regulations regarding the use of 1099 independent contractors, returning retirees, consultants or other mission- critical professionals. Using its SCORE 1099(R) system, it offers client companies consulting services incorporating a proprietary liability and risk scoring system to assess the likelihood of a client's independent contractor being reclassified as an employee by a governmental authority.

THISCO/BRENTWOOD

         THISCO and Brentwood offer supplemental staff payroll financing and/or total back office administrative services to Associated Offices. During 1996, THISCO and Brentwood began to market to the Information Technology staffing industry through Computer Consultants Funding & Support, Inc. and Information Technology Funding & Support. The Company's back office services include provision of various management reports and analysis, payment of all federal, state and local payroll taxes and preparation and filing of quarterly and annual payroll tax returns for the supplemental staffers placed by independently owned and operated Associated Offices. Customized paychecks and invoices are provided to the clients of the Associated Offices in the name of the Associated Offices. Clients of the Associated Offices remit payment to the Associated Offices at the address designated by the Company, which is the owner of the receivables from such clients.

SUPPORT SERVICES

         The Company's Headquarters is staffed by a team of professionals who provide various support services to Licensees, their staffs and supplemental staffers, and to the various subsidiaries of the Company and Associated Offices. The Company maintains an accounting and data processing service center that prepares supplemental staffer payrolls and client billing, assists in accounts receivable collection and furnishes computerized management information and analysis to the Company's offices and clients and to Associated Offices. Licensees are assigned a Field Service Representative to provide on-site and telephonic assistance in developing their offices to their full potential. Licensees, and in some instances, their in-house staff members, receive training at the Company's training center. In addition, periodic seminars are conducted for Licensees and managers. The Company provides ongoing training and orientation programs that are for use by in-house and supplemental staffers. Its Marketing Department prepares and distributes programs and promotional literature designed to attract and educate clients to the benefits of using the Company's services and to recruit personnel for such subsidiaries. The Company maintains various regional administrative and sales offices throughout the country that seek new Licensees to expand the Uniforce network and new clients for the Company's services.

LICENSED OFFICES

         The Company grants licenses to operate Uniforce offices and presently offers several different licensing programs. Licensees have the exclusive right to open and maintain one or more offices within a designated territory, using the Uniforce(R) name and service marks, and the "Uniforce System," consisting of marketing programs, operating methods, forms, advertising and promotional materials. Company-owned branch offices and licensed offices are generally not operated in the same territory.

         All Licensees receive initial training at the Uniforce training center, supplemented by written, audio and videotaped training materials used at the their offices. Thereafter, ongoing advisory service and support is provided to each office by Uniforce Headquarters and Regional Headquarters staff.

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

         The Company and its Licensees share the gross profits from each licensed office. While licensing agreements have a perpetual term, the Company may terminate a license for material breach by a Licensee or for other significant good cause as prescribed in the licensing agreements. In addition, at any time after 18 months, a Licensee (other than one granted a license under the Affiliation Licensing Program) may surrender its license and withdraw from the supplemental staffing service business in the territory or, upon payment to the Company of an amount based on a predetermined formula, assume and continue the operation of the business independently of the Company, the Uniforce name and the Uniforce System. Affiliation Licensing Program Licensees generally must wait five or 10 years from commencement of operations under the Uniforce name before exercising this option. In either event, if a Licensee exercises this option, the Company may then license a new office or operate a Company-owned office in the territory.

EMPLOYEES

         The Company currently has approximately 200 employees at its Headquarters, its Regional Headquarters, Company-owned offices and in the offices of its various subsidiaries. Licensees' offices generally employ two to four in-house employees, depending upon the size of the office. Supplemental staffers may be employed and paid by Uniforce or by Licensees, depending upon arrangements with each Licensee. All employees of the Company are covered by workers' compensation and general liability insurance and by a fidelity bond. The Company encourages long-term relationships with its supplemental staffers through their participation in its 401(k) plan. During 1996, the Company and the Associated Offices provided the supplemental staffing services of approximately 61,000 persons.

COMPETITION

         The supplemental staffing industry is highly competitive. Competition is encountered from national, regional and local personnel services in attracting licensees, employees and clients. Certain national supplemental service companies, such as Kelly Services, Inc., Olsten Corporation, Manpower, Inc. and Adia Services, Inc., are substantially larger in size than the Company and possess substantially greater operational, financial and personnel resources.

         The Company believes that its initial and ongoing training program, focused on the Licensee, its in-house staff and staffers located at Company-owned facilities, have helped it achieve significant results in the past. No assurance can be given that this will continue to be the case.

         The Company believes that niche marketing, quality service, high caliber professional supplemental employees, proper pricing, value added services and the range of services offered by it are the principal competitive factors that enable it to compete effectively within local markets. It views its rate structure as competitive with those of others in the industry.

         PrO Unlimited has principally regional or local competition with no one company directly competing against it in the national marketplace. The principal competitor of LabForce is Lab Support, Inc. In financial and back office support services, the Company's principal competitors are Resource Funding Group, Tricom, Inc., Damian Services Corporation and Capital TempFunds, Inc. Uniforce Information Services/Brannon & Tully and Uniforce Information Services/Montare International compete both with national and regional providers of IS professionals.

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

TRADEMARKS

         The Company holds United States service mark registrations for the name "Uniforce(R)" (with logo design), "Your Search for Excellence is Over!(R)," "Work When You Want To Work(R)," "The Productivity People(R)," "Productivity Through People(R)," "Employers Overload(R)," "THISCO(R)," "Brentwood Service Group(R)," "LabForce(R)," "PrO Unlimited(R)," "Workstyles To Fit Your Lifestyle(R)," "Brannon & Tully(R)" and "Score 1099(R)." The Company also holds United States trademark registrations for "Skill Wiz(R)" (a program for the testing of automated office skills of supplemental personnel), "Fax A Temp(R)" (a system for obtaining job requests and other client information via telecopier equipment), "Factfile(R)" (a system for organizing detailed facts regarding client requirements), "Unimation(R)" (a specialized program providing a full range of office automation services), "OA Templine(R)" (a software support, 800-number hotline for supplemental staffers on assignment), "Careertemp Club(R)" (with logo design) (a program providing a wide range of benefits to career supplemental employees) and "Get Up and Go(R)" (a program that allows supplemental staffers the mobility to transfer from a Uniforce office in one city to one in another city). The Company has applied for trademark registration of "Uniskill," "Brentware," "Thiskill" (specialized software), "Get Ahead in Style," and "Project 2000." The Company has also obtained certain New York State service marks. The Company has service mark registrations for "Uniforce" (with logo design), THISCO and Payroll Options Unlimited in Canada, Tempfunds U.K. in the United Kingdom and "Uniforce" in Brazil and Mexico.

ITEM 2.   PROPERTIES.

         The following table sets forth at March 3, 1997 the principal use and location, approximate floor space, annual rental and lease expiration date of the Company's principal facilities. Licensee facilities are not included.



                                                                     Lease
Principal Use and           Approximate          Annual           Expiration
Location                    Square Feet          Rental              Date
----------------------      -----------       ---------------    ---------------

Executive Office              23,360          $443,840(1)            5/31/06
Woodbury, NY

Regional Service and           2,897            37,602(2)(3)        11/09/99
 Operating Office
Boca Raton, FL

Administrative and             6,425            42,020              12/31/97
  Operating Office
Cleveland, TN

Operating Office               8,940           123,840               4/18/99
Atlanta, GA

Operating Office               4,000            70,000               3/31/01
Dallas, TX

(1)      The  lease  provides  for  annual  rental  increases  of  approximately
         $20,000.
(2) Additional rent is payable in the event of increases in taxes and/or operating costs.
(3)      Commencing  February  1, 1996,  the  Company  subleased  a  substantial portion of these premises and reduced its annual rental by approximately $72,000 resulting in the figure indicated above.

ITEM 3.  LEGAL PROCEEDINGS.

NCCI ET AL. V. UNIFORCE TEMPORARY PERSONNEL, INC., ET AL.

         On April 26, 1994, National Council on Compensation Insurance, Inc., National Workers Compensation Insurance, Inc., National Workers Compensation Reinsurance Pool, Insurance Company of North America, The Travelers Insurance Company and Liberty Mutual Insurance Company filed an action in the Circuit Court, Palm Beach County, Florida (the "Florida Action") against the Company, certain of its subsidiaries and officers, and other unrelated parties. In June 1994 the NCCI Plaintiffs filed an Amended Complaint in the Florida Action, in October 1995, a Second Amended Complaint, and in May 1996, a Third Amended Complaint.

         In the Third Amended Complaint, the Company and certain of its subsidiaries were named as defendants, along with John Fanning and Rosemary Maniscalco, executive officers of the Company. Also named in the Third Amended Complaint as defendants were KPMG Peat Marwick, the Company's independent auditors, and other parties unrelated to the Company, and as an additional plaintiff, the Aetna Casualty & Surety Company (together with the plaintiffs named above, the "NCCI Plaintiffs").

         The NCCI Plaintiffs allege causes of action for breach of contracts of insurance, negligence, fraud, conspiracy to defraud and fraudulent inducement. The NCCI Plaintiffs allege that by virtue of the manner in which the Company conducted its business, the Company secured workers' compensation coverage for its supplemental employees at premiums below those that should have been paid. The NCCI Plaintiffs seek an audit, accounting and damages in an unspecified amount not less than $11,500,000.

         Discovery has been ongoing. Trial is set for August 1997. The Company has asserted a number of affirmative defenses and a counterclaim for claims mishandling and negligence. The Company and its officer defendants have also filed a number of motions for partial summary judgment based on a variety of theories.

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

         Management believes that it has meritorious defenses to all claims asserted against the Company and intends to prosecute vigorously those defenses, as well as the counterclaims asserted by the Company. Management further regards as unlikely that the outcome of these actions will have a material adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages of executive officers of the Company and the offices held by each.


Name                   Age                     Title
----                   ---                     -----

John Fanning            65           Chairman of the Board and President

Rosemary Maniscalco     56           Executive   Vice   President   and   Chief
                                     Operating Officer

Harry V. Maccarrone     49           Vice President - Finance and Treasurer

Diane J. Geller         43           Secretary


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


                                                    Bid Prices
                                                    ----------

Year Ended December 31, 1995             High                       Low
----------------------------             ----                       ---

First Quarter                            10-1/8                     9

Second Quarter                           11-1/4                     8

Third Quarter                             9-5/8                     8-3/4

Fourth Quarter                           11                         8-3/4


                                                     Bid Prices
                                                     ----------

Year Ended December 31, 1996             High                       Low
----------------------------             ----                       ---

First Quarter                            18-1/2                      9-1/2

Second Quarter                           30                         12-1/4

Third Quarter                            23-3/4                     21-1/4

Fourth Quarter                           22                         17


DIVIDENDS

         During 1996, the Company paid quarterly cash dividends on shares of its Common Stock at the quarterly rate of $.03 per share. Subsequent to December 31, 1996, the Board of Directors declared a quarterly cash dividend of $.03 per share, which was paid on February 19, 1997 to holders of record on February 5, 1997.

NUMBER OF SHAREHOLDERS

         As of March 3, 1997, there were 177 holders of record of the Company's Common Stock. The Company believes that there are in excess of 1,520 beneficial owners of the Company's Common Stock additional to such holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                 Years Ended December 31,
                                   ----------------------------------------------------------------------------------------------

                                        1996                    1995                 1994              1993                1992
                                        ----                    ----                 ----              ----                ----
                                                         (In thousands, except per share amounts)
Consolidated
Summary Earnings Data
System-wide sales (1)              $341,884                $ 307,069            $249,759            $170,491            $153,295
Total revenues                      142,151                  134,471             115,181              86,142              82,925
Earnings from operations              7,980(2)(3)              6,444               4,846               2,331               1,658
Net earnings                          3,670(2)(3)              3,563               2,951               1,493               1,144
Net earnings per share             $   1.13(2)(3)          $    0.83            $   0.65            $   0.35            $   0.26
Weighted average number of
     shares outstanding               3,258                    4,311               4,553               4,307               4,348


                                                                      At December 31,
                                   ----------------------------------------------------------------------------------------------

                                      1996                  1995                 1994                1993                1992
                                      ----                  ----                 ----                ----                ----

Consolidated
Balance Sheet Data(4)
Working capital                     $29,003                $29,181              $19,281             $17,508             $16,661
Total assets                         54,969                 50,596               41,496              30,235              28,040
Long-term debt                       26,483                 11,676                2,800               -----               -----
Total liabilities                    40,747                 26,436               18,384               9,527               8,189
Stockholders' equity                $14,222(2)             $24,160              $23,112             $20,708             $19,851


----------------------
(1)      System-wide  sales  are the  sales of the  Company  and the  Associated
         Offices.
(2) As a result of the tender offer described in Note 9 of Notes to Consolidated Financial Statements, stockholders' equity was reduced by approximately $14,160,000. In addition, borrowings incurred to fund repurchases in the tender offer have caused interest expense to increase, thereby affecting net earnings.
(3) Includes a non-recurring pre-tax charge of $360,000 relating to a trademark litigation settlement described in Note 10 of Notes to Consolidated Financial Statements.
(4) Certain reclassifications have been made to the previous years' consolidated balance sheet data to conform to the current years' presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

RESULTS OF OPERATIONS

         GENERAL

         The  following  table  sets  forth,  for  the  years   indicated,   the
percentages that certain income and expense items bear to the total revenues of the Company:

                                                                  Years Ended December 31,
                                                        ------------------------------------------

                                                         1996               1995               1994
                                                         ----               ----               ----

Sales of supplemental staffing services                   94.6               93.9              94.2
Service revenues and fees                                  5.4                6.1               5.8
                                                         -----              -----             -----
                  Total revenues                         100.0              100.0             100.0
                                                         -----              -----             -----

Costs and expenses:
  Cost of supplemental staffing services                  73.6               73.0              72.7
  Licensees' share of gross margin                         5.6                7.0               8.6
  General and administrative                              14.1               14.5              13.7
  Litigation settlement                                     .3                  -                 -
  Depreciation and amortization                             .8                 .7                .8
                                                         -----              -----              ----
                  Total costs and expenses                94.4               95.2              95.8
                                                         -----              -----              ----

Earnings from operations                                   5.6                4.8               4.2

Other income (expense):
         Interest expense - net                           (1.5)               (.5)              (.1)
         Other income                                        -                  -                 -
                                                         -----              -----              ----


Earnings before provision for income
  taxes                                                    4.1                4.3               4.1

Provision for income taxes                                 1.5                1.6               1.5
                                                         -----              -----             -----

NET EARNINGS                                               2.6                2.7               2.6
                                                         =====              =====             =====

1996 COMPARED TO 1995

         Total revenues increased by 5.7% from $134,471,332 in 1995 to $142,151,356 in 1996. Sales of supplemental staffing services increased by 6.5%, or $8,169,579, in 1996 as compared to 1995. PrO Unlimited sales increased by $13,077,038 or 52.9% in 1996, and Uniforce Information Services/Brannon & Tully sales increased by $4,829,230 or 18.9%, in 1996 as compared to 1995. Further contributing to the increase in sales was the Company's acquisition in May 1996 of certain assets of Montare International, a provider of IT contract professionals. This acquisition contributed $4,191,737 of sales from May 17, 1996 through year end. These increases were offset by a $15,519,782 decrease in sales of licensed offices, principally due to a reduction in the number of licensed offices as a result of contract buyouts by two of its operators.

         The Company's strategy is to expand through the development of higher margin professional services such as IT, technical, automated office and other professional support services as well as its PrO Unlimited subsidiary, while continuing to reduce the percentage of its sales derived from light industrial assignments. For the year ended December 31, 1996, the amount of light industrial revenues decreased to 12% of sales of supplemental staffing services. In addition, the Company intends to continue to pursue acquisitions of established independent supplemental staffing service companies that offer specialty services.

         Service revenues and fees decreased by 6.0% from $8,203,490 in 1995 to $7,713,935 in 1996. This decline was the result of increased service revenues and fees generated by THISCO, one of the Company's subsidiaries, being more than offset by certain Licensee service revenues and fees relating to the contract buyouts noted above which were recorded in 1995. The Company intends to continue to expand this portion of its business through THISCO and Brentwood.

         System-wide  sales,  which include sales of Associated Offices serviced
by  two  of  the  Company's  subsidiaries,   THISCO  and  Brentwood,   increased
$34,815,470, or 11.3%, from $307,068,836 in 1995 to $341,884,306 in 1996.

         Cost of supplemental staffing services was 77.9% of sales of supplemental staffing services during 1996 as compared to 77.7% in 1995. The higher percentage in 1996 was the result of increased sales by PrO Unlimited, which have a high percentage of payroll expense in relation to sales.

         Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $29,751,823 and $28,105,271 for 1996 and 1995, respectively. Licensees' share of gross margin was 26.8% for 1996 as compared to 33.7% in 1995. The lower share as a percentage of gross margin in 1996 is due to lower Licensee sales, increased sales of
Uniforce Information Services/Brannon & Tully and Uniforce Information Services/Montare International, for which there are no related Licensee distributions, and to the increased sales of PrO Unlimited for which there are limited distributions.

         General and administrative expenses increased by 3.2%, or $623,944, in 1996 as compared to 1995. The increase resulted principally from expenses relating to the operations of Uniforce Information Services/Montare International. Further contributing to the increase were higher facility costs, payroll and recruiting costs with respect to permanent staff and costs relating to the implementation of a new payroll and billing system. These increases were offset by a reduction in the Company's provision for bad debts and, after giving consideration to certain insurance coverages, a reduction of professional costs associated with the Company's litigation described in Item 3. Legal Proceedings.

         In January 1996, various vendors of training films filed an action against the Company. The plaintiffs alleged that the Company improperly used and/or copied plaintiffs' tapes. The Company incurred a charge of $360,000 in settling this matter.

         Net interest expense increased by $1,442,406 during 1996. The increase in 1996 as compared to 1995 is a result of increased borrowings used for the repurchase of 1,250,000 shares of Common Stock in the tender offer, the acquisition of Montare International and increased working capital required due to the continued growth in the Company's business.

         There was no material difference in the effective income tax rate in 1996 as compared to 1995.

         As a result of the factors discussed above, net earnings increased by 3.0% from $3,563,393 in 1995 to $3,669,731 in 1996.

1995 COMPARED TO 1994

         Total revenues increased by 16.7% from $115,180,734 in 1994 to $134,471,332, in 1995. Sales of supplemental staffing services increased by 16.4% or $17,781,850 in 1995 as compared to 1994. These increases resulted principally from the Company's acquisition in April 1994 of certain assets of Brannon & Tully. This acquisition contributed $25,528,957 of sales in 1995 as compared to $12,445,869 for the period from April 18, 1994 to December 31, 1994. This acquisition has had a favorable impact on the Company's results of operations and its ability to develop higher margin professional services. Sales by the Company's subsidiaries, PrO Unlimited, and to a lesser degree LabForce, continued to increase as the Company emphasized the marketing of these services. The sales of PrO Unlimited increased by $9,915,331 in 1995 as compared to 1994.

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

         Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $28,105,271 and $24,719,266 for 1995 and 1994, respectively. Licensees' share of gross margin was 33.7% for 1995 as compared to 40.0% in 1994. The lower share as a percentage of gross margin in 1995 is due, in part, to the sales of Uniforce Information Services/Brannon & Tully for which there are no related Licensee distributions, and to PrO Unlimited for which there are limited distributions.

         General and administrative expenses increased by 23.6% or $3,719,790 in 1995 as compared to 1994. As a percentage of revenues, general and administrative expenses were 14.5% and 13.7% for 1995 and 1994, respectively. These increases resulted principally from compensation and overhead expenses relating to Uniforce Information Services/Brannon & Tully operations. Further contributing to the increase were higher expenses relating to payroll costs with respect to permanent staff offset by savings in staff recruiting costs and increased legal fees relating to the litigation described in Item 3. Legal Proceedings. In addition, the provision for possible losses on receivables, notes receivable and other assets increased in 1995 as compared to 1994.

         Net interest expense increased by $600,602 during 1995. The increase in 1995 as compared to 1994 is a direct result of increased borrowings used for the acquisition of Brannon & Tully and to meet working capital requirements due to the increased system-wide sales.

         There was no material difference in the effective income tax rate in 1995 as compared to 1994.

         As a result of the factors discussed above, net earnings increased by 20.8% from $2,950,751 in 1994 to $3,563,393 in 1995.

FINANCIAL CONDITION

         At December 31, 1996, the Company's working capital had decreased to $29,002,663, as compared to $29,180,891 at December 31, 1995. This decrease was due primarily to the reduction in cash resulting from the acquisition of fixed assets, the payment of cash dividends, the acquisition of Montare International and the purchase of treasury stock, which was largely financed through the Credit Facility (described below).

         During 1996, the Company paid quarterly cash dividends on shares of its Common Stock at the quarterly rate of $.03 per share. Subsequent to December 31, 1996, the Board of Directors declared a quarterly cash dividend of $.03 per share, which was paid on February 19, 1997 to holders of record on February 5, 1997.

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

         At December 31, 1996, the Company had outstanding borrowings of $2,250,000 under the Term Loan bearing interest at an average rate of 7.8% and $24,500,000 of borrowings under the Revolving Facility bearing interest at an average rate of 7.7%.

         The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The Credit Facility also contains financial covenants relating to maintenance of levels of minimal tangible net worth, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and fixed charge coverage and restricting the amount of capital expenditures. In addition, the Credit Facility contains certain events of default of types customary in an asset-based lending facility. Generally, if the Credit Facility is terminated
(i) during the first nine months of its term, a fee of 1% of the amount thereof is payable, or (ii) during the succeeding nine months of its term, a fee of .5% of the amount thereof is payable. The Company was in compliance with all covenants at December 31, 1996.

         In January 1996, the Company successfully completed its offer to purchase 1,250,000 shares of its Common Stock at $11.25 per share. The total amount required to purchase such shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with borrowings under the Credit Facility.

         As described elsewhere herein, on May 17, 1996, the Company acquired certain assets of Montare International, a provider of IT contract professionals. The purchase price was $3,600,000, in cash. The Company also acquired from Montare International certain accounts receivable for $844,487. The purchase price and accounts receivable were financed through borrowings available under the Credit Facility.

         The Company moved its corporate headquarters in April 1996 to Woodbury, New York. The cost of the move, including purchases of fixed assets, was $768,505 and was financed from cash flow from operations and under the Credit Facility. The Company believes that internally generated cash flow and funding from the Credit Facility will be adequate to meet current operating requirements for at least the next 12 months. The Company intends to expand its business through the further development of higher margin professional services as well as through PrO Unlimited, Uniforce Information Services/Brannon & Tully, Uniforce Information Services/Montare International, THISCO and Brentwood. Additionally, the Company continues to pursue expansion by acquisition of established independent supplemental staffing service companies that offer specialty services. The Company anticipates that internal expansion will also be financed from its cash flow and available borrowings under the Credit Facility. The magnitude of future acquisitions will determine whether they can be financed in the same manner or whether additional external sources of financing will be required. While the Company believes that such sources would be available on terms satisfactory to it, there can be no assurance in this regard.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

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

   3(f) Amendment to Certificate of Incorporation of the Company, filed on August 21, 1995. The Certificate of Incorporation and all amendments thereto are restated in their entirety and incorporated by reference to Exhibit 3(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

   3(g) By-Laws of the Company as amended through March 10, 1987, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated March 18, 1987.

  *10(a) Incentive Stock Option Plan of the Company, as amended through March 18, 1997.

  *10(b)          1985 Stock  Option  Plan of the  Company,  as amended  through
                  March 18, 1997.

  *10(c)          1991 Stock  Option  Plan of the  Company,  as amended  through
                  March 18, 1997.

   10(d)          Directors  Stock  Option  Plan,  incorporated  by reference to
                  Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K").

   10(e) Employment Agreement dated as of January 26, 1984, as amended May 10, 1984, between the Company and John Fanning (the "Fanning Agreement"), incorporated by reference to Exhibit
                  10.3 to the Form S-18 and Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1984 (the "March 1984 10-Q").

  *10(f)          Amendment dated January 1, 1997 to the Fanning Agreement.

   10(g) Amended and Restated Employment Agreement dated as of May 1, 1993 between the Company and Rosemary Maniscalco (the "Maniscalco Agreement"), incorporated by reference to Exhibit
                  (a) to the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1993.

   10(h)          Amendment   dated   September  30,  1994  to  the   Maniscalco
                  Agreement, incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the quarter ended September 30, 1994.

   10(i) Amendment dated December 8, 1995 to the Maniscalco Agreement, incorporated by reference to Exhibit 10(j) to the 1995 10-K.

  *10(j)          Amendment dated January 1, 1997 to the Maniscalco Agreement.

   10(k) Form of Stock Option Agreement, incorporated by reference to Appendix A to the Company's definitive proxy statement dated April 29, 1996.

   10(l) Loan and Security Agreement, dated as of December 8, 1995 (the "Loan Agreement"), by and among the Registrant as Guarantor, the Subsidiaries of the Registrant Named Therein, as Borrowers and Cross-Guarantors, the Lenders Named Therein, as Lenders, and Heller, as Agent and as a Lender, incorporated by reference to Exhibit (b) to the Registrant's Schedule 13E-4, dated December 11, 1995.

   10(m) First Amendment to Loan Agreement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 10-Q").

   10(n) Second Amendment to Loan Agreement, incorporated by reference to Exhibit 10.3 to the June 1996 10-Q.

   10(o) Asset Purchase Agreement, dated May 10, 1996, by and among Uniforce Information Services of Texas, Inc. ("UIS- TX"), Montare International, Inc. ("Montare"), Joseph Armitage ("Armitage"), David Mulvaney ("Mulvaney") and Douglas Staley ("Staley"), incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 10-Q).

   10(p) Receivables Purchase Agreement, dated May 17, 1996, by and among UIS-TX, Montare, Armitage, Mulvaney and Staley, incorporated by reference to Exhibit 10.1 to the June 1996 10-Q.

   10(q) Agreement of Lease, dated January 15, 1996, by and between Industrial Research & Associates Co. and Uniforce Staffing Services, Inc, incorporated by reference to Exhibit 10(p) to the 1995 10-K.

  *21             Subsidiaries of the Company.

  *23             Consent to the  incorporation  by reference  in the  Company's
                  Registration   Statements   on  Forms   S-3  and  S-8  of  the
                  independent auditors' report included herein.

  *27             Financial Data Schedule.

-----------------------------------
  *               Filed herewith.

         (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of North Hempstead, State of New York, on the 26th day of March, 1997.

                                         UNIFORCE SERVICES, INC.


                                         By:  /s/ John Fanning
                                              ----------------
                                              John Fanning,
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer


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


       Signature                        Title                        Date
       ---------                        -----                        ----
                                  Chairman of the Board,
                                  President and Chief
/s/ John Fanning                  Executive Officer             March 26, 1997
----------------------------
(John Fanning)
                                  Executive Vice President,
                                  Chief Operating Officer and
/s/ Rosemary Maniscalco           Director                      March 26, 1997
----------------------------
(Rosemary Maniscalco)
                                  Vice President-Finance,
                                  Treasurer, Principal
                                  Financial and Chief
                                  Accounting Officer and
/s/ Harry V. Maccarrone           Director                      March 26, 1997
----------------------------
(Harry V. Maccarrone)


/s/ John H. Brinckerhoff III      Director                      March 26, 1997
----------------------------
(John H. Brinckerhoff III)


/s/ Gordon Robinett               Director                      March 26, 1997
----------------------------
(Gordon Robinett)

/s/ Joseph A. Driscoll
----------------------------      Director                      March 26, 1997
(Joseph A. Driscoll)

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                             KPMG PEAT MARWICK LLP


                          Independent Auditors' Report

The Board of Directors and Stockholders
Uniforce Services, Inc.:

We have audited the accompanying consolidated balance sheets of Uniforce Services, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniforce Services, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                    /S/ KPMG PEAT MARWICK LLP
                                                    -------------------------
                                                    KPMG PEAT MARWICK LLP

Jericho, New York
March 7, 1997

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995

                                         Assets                                              1996                  1995
                                         ------                                              ----                  ----
Current assets:
   Cash and cash equivalents                                                              $ 5,283,422           6,444,859
   Accounts receivable (net of allowance for doubtful accounts of
      $68,000 and $167,000, in 1996 and 1995, respectively)                                17,224,885          14,827,862

   Funding and service fees receivable  (net of allowance for doubtful  accounts of $212,000 and $402,000 in 1996 and 1995,
      respectively)                                                                        18,759,814          20,918,753
   Current maturities of notes receivable from licensees (net of allowance for possible loss of $42,000 and $67,000 in 1996 and
      1995, respectively)                                                                      87,051             132,258
   Prepaid expenses and other current assets                                                1,710,969           1,270,268
   Deferred income taxes                                                                      201,149             347,149
                                                                                          -------------        -----------
                    Total current assets                                                   43,267,290          43,941,149
                                                                                          -------------        -----------

Notes receivable  from  licensees  (net of current  maturities and allowance for possible loss of $64,000 and $92,000
  in 1996 and 1995, respectively)                                                             136,157             182,642
Fixed assets - net                                                                          3,775,661           2,125,413
Deferred costs and other assets (net of accumulated amortization of
  $2,105,777 and $1,685,970 in 1996 and 1995, respectively)                                 1,402,032             821,244
Cost in excess of fair value of net assets acquired (net of accumulated
  amortization of $681,601 and $335,954 in 1996 and 1995, respectively)                     6,388,240           3,525,741
                                                                                          -------------        -----------
                                                                                          $54,969,380          50,596,189
                                                                                          ============         ===========

                          Liabilities and Stockholders' Equity
                          ------------------------------------

Current liabilities:
   Loan payable                                                                           $ 1,000,000             750,000
   Payroll and related taxes payable                                                        6,372,319           7,540,947
   Payable to licensees and clients                                                         1,484,238           2,025,563
   Income taxes payable                                                                            --             351,690
   Accrued expenses and other liabilities                                                   5,408,070           4,092,058
                                                                                          ------------        -----------
                    Total current liabilities                                              14,264,627          14,760,258
                                                                                          ------------         -----------

Loan payable - non-current                                                                 25,750,000          11,250,000
Capital lease obligation - non-current                                                        732,658             426,109

Stockholders' equity:
  Common stock $.01 par value,  authorized  10,000,000 shares;  issued 5,109,788 and 4,991,213 shares in 1996 and 1995,
     respectively                                                                              51,098              49,912
  Additional paid-in capital                                                                8,825,128           7,789,598
  Retained earnings                                                                        27,296,463          23,990,043
                                                                                          ------------        -----------
                                                                                           36,172,689          31,829,553
  Treasury stock, at cost, 2,084,245 and 829,500 shares in
    1996 and 1995, respectively                                                           (21,950,594)         (7,669,731)
                                                                                          ------------        -----------
                    Total stockholders' equity                                             14,222,095          24,159,822
                                                                                          ------------        -----------
                                                                                          $54,969,380          50,596,189
                                                                                          ============        ===========

See accompanying notes to consolidated financial statements.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended December 31, 1996, 1995 and 1994

                                                                             1996                   1995                   1994
                                                                             ----                   ----                   ----

Sales of supplemental staffing services                                 $ 134,437,421            126,267,842            108,485,992
Service revenues and fees                                                   7,713,935              8,203,490              6,694,742
                                                                        -------------          -------------          -------------

                   Total revenues                                         142,151,356            134,471,332            115,180,734

Cost of supplemental staffing services                                    104,685,598             98,162,571             83,766,726
Licensees' share of gross margin                                            7,976,831              9,473,431              9,895,870
General and administrative                                                 20,074,672             19,450,728             15,730,938
Litigation settlement                                                         360,000                   --                     --
Depreciation and amortization                                               1,073,759                940,668                941,196
                                                                        -------------          -------------          -------------

                   Total costs and expenses                               134,170,860            128,027,398            110,334,730
                                                                        -------------          -------------          -------------

Earnings from operations                                                    7,980,496              6,443,934              4,846,004

Other income (expense):
  Interest expense - net of interest and dividend
    income of $105,389, $161,504 and $131,970 in
    1996, 1995 and 1994, respectively                                      (2,170,386)              (727,980)              (127,378)
  Other income                                                                 44,621                 29,439                  7,125
                                                                        -------------          -------------          -------------

Earnings before provision for income taxes                                  5,854,731              5,745,393              4,725,751

Provision for income taxes                                                  2,185,000              2,182,000              1,775,000
                                                                        -------------          -------------          -------------

Net earnings                                                            $   3,669,731              3,563,393              2,950,751
                                                                        =============          =============          =============

Weighted average number of shares outstanding                               3,257,685              4,311,358              4,553,303
                                                                        =============          =============          =============

Net earnings per share                                                  $        1.13                    .83                    .65
                                                                        =============          =============          =============

See accompanying notes to consolidated financial statements.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994



                                                                       Additional                                     Total
                                                   Common stock         paid-in       Retained      Treasury      stockholders'
                                               Shares       Par value   capital       earnings        stock           equity
                                               ------       ---------   -------       --------        -----           ------




Balance at December 31, 1993                  4,721,443     $47,214   $5,842,145    $18,534,895     $(3,716,141)     $20,708,113

Common stock issued                             225,370       2,254    1,399,303             --              --        1,401,557
Cash dividend declared ($.12 per share)              --          --           --       (533,052)             --         (533,052)
Stock option compensation expense                    --          --       18,000             --              --           18,000
Tax benefit of disqualifying dispositions            --          --      152,124             --              --          152,124
Treasury stock acquired                              --          --           --             --      (1,585,086)      (1,585,086)
Net earnings                                         --          --           --      2,950,751              --        2,950,751
                                             ----------     -------   ----------    ------------    -----------       ----------

Balance at December 31, 1994                  4,946,813      49,468    7,411,572     20,952,594      (5,301,227)      23,112,407
Common stock issued                              44,400         444      259,806             --              --          260,250
Cash dividend declared ($.12 per share)              --          --           --       (525,944)             --         (525,944)
Stock option compensation expense                    --          --       18,000             --              --           18,000
Tax benefit of disqualifying dispositions            --          --      100,220             --              --          100,220
Treasury stock acquired                              --          --           --             --      (2,368,504)      (2,368,504)
Net earnings                                         --          --           --      3,563,393              --        3,563,393
                                             ----------     -------   ----------    ------------    ------------      -----------

Balance at December 31, 1995                  4,991,213      49,912    7,789,598     23,990,043      (7,669,731)      24,159,822
Common stock issued                             118,575       1,186      870,908             --              --          872,094
Cash dividend declared ($.12 per share)              --          --           --       (363,311)             --         (363,311)
Stock option compensation expense                    --          --       18,000             --              --           18,000
Tax benefit of disqualifying dispositions            --          --      146,622             --              --          146,622
Treasury stock acquired                              --          --           --             --     (14,280,863)     (14,280,863)
Net earnings                                         --          --           --      3,669,731              --        3,669,731
                                             ----------     -------   ----------    ------------    ------------     ------------

Balance at December 31, 1996                  5,109,788     $51,098   $8,825,128    $27,296,463    $(21,950,594)     $14,222,095
                                              =========     =======   ==========    ===========     ============     ===========

See accompanying notes to consolidated financial statements.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                          1996              1995                1994
                                                                          ----              ----                ----
Cash flows from operating activities:
  Net earnings                                                       $  3,669,731          3,563,393          2,950,751
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                     1,073,759            940,668            941,196
      Deferred income taxes                                               146,000             32,622            175,000
      Provision (recovery) for possible losses on receivables            (207,361)           583,998            140,651
      Provision (recovery) for possible losses on notes
        receivable and other assets                                      (245,850)           247,165           (258,599)
      Stock option compensation expense                                    18,000             18,000             18,000
      (Increase) in accounts receivable                                (1,480,962)        (3,137,221)        (1,203,381)
      (Increase) decrease in funding and service fees
        receivable                                                      2,294,726         (6,907,658)        (5,164,472)
      (Increase) in prepaids and other assets                            (431,020)          (769,180)           (44,131)
      Increase (decrease) in payroll and related taxes
        payable                                                        (1,168,628)           533,026            799,426
      Increase (decrease) in payable to licensees and clients            (541,325)           115,452            414,379
      Increase (decrease) in income taxes payable                        (205,068)           451,910           (217,336)
      Increase in accrued expenses and other liabilities                1,211,623            843,043          1,713,010
                                                                     ------------       ------------       ------------

      Net cash provided (used) by operating activities                  4,133,625         (3,484,782)           264,494
                                                                     ------------       ------------       ------------

Cash flows from investing activities:
  Acquisition of certain assets in connection with business
    combinations                                                       (3,783,655)                --         (3,204,772)
  Purchase of receivables in connection with
    acquisitions                                                         (844,487)                --         (1,301,595)
  Notes receivable from licensees                                        (100,325)          (163,741)          (391,557)
  Repayments on notes receivable from licensees                           244,018            548,748            638,749
  (Increase) in deferred costs and other assets                          (178,027)          (134,358)          (121,950)
  Purchases of fixed assets                                            (1,464,477)          (669,979)          (591,796)
                                                                     ------------       ------------       ------------

      Net cash (used) by investing activities                          (6,126,953)          (419,330)        (4,972,921)
                                                                     ------------       ------------       ------------

Cash flows from financing activities:
  Principal payments on capital lease obligations                        (146,029)           (15,654)                --
  Borrowings under loans payable                                       14,750,000         15,700,000          6,300,000
  Principal payments on loans payable                                          --        (10,000,000)                --
  Proceeds from issuance of common stock                                  872,094            260,250            670,307
  Cash dividends paid                                                    (363,311)          (525,944)          (533,052)
  Purchase of treasury stock                                          (14,280,863)        (2,368,504)        (1,585,086)
                                                                     ------------       ------------       ------------

      Net cash provided by financing activities                           831,891          3,050,148          4,852,169
                                                                     ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                   (1,161,437)          (853,964)           143,742
Cash and cash equivalents at beginning of year                          6,444,859          7,298,823          7,155,081
                                                                     ------------       ------------       ------------

Cash and cash equivalents at end of year                             $  5,283,422          6,444,859          7,298,823
                                                                     ============       ============       ============

Supplemental disclosures:
  Cash paid for:
    Interest                                                         $  1,894,606            590,524            131,328
                                                                     ============       ============       ============

    Income taxes, net of refunds                                     $  2,376,805          1,690,040          1,835,734
                                                                     ============       ============       ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 1994, 127,720 shares of the Company's Common Stock, with an aggregate market value of $731,250 were issued in connection with the purchase of certain assets of Brannon & Tully(R).

During 1996 and 1995, the Company entered into capital leases for software and office equipment in the amounts of $556,967 and $524,909, respectively.

See accompanying notes to consolidated financial statements.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1)   DESCRIPTION OF BUSINESS

      Uniforce Services, Inc., together with its subsidiaries (the "Company"), provides supplemental personnel services to businesses, educational institutions, professional and service organizations, federal, state and local governmental agencies and others in the United States. The Company has selected specialized product lines within several of its licensed and company owned offices to provide skilled Information Services ("IS") professional employees, office automation specialists and medical office support. The Company also supplies financial, payroll and billing support services to independent supplemental staffing services. In addition, subsidiaries of the Company provide temporary laboratory staffing support to the scientific community; and provide confidential employee conversion and consulting services which enable client companies to utilize the services of former independent contractors and consultants. One of the Company's customers represented 10.2% of revenues in 1996.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  PRINCIPLES OF CONSOLIDATION
           The consolidated financial statements include the accounts of Uniforce Services, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      (b)  DEPRECIATION AND AMORTIZATION
           Depreciation and amortization of fixed assets is computed on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the respective lease periods.

           Intangible assets, which include covenants not to compete and territorial rights acquired, are being amortized over their estimated useful lives ranging from five to ten years using the straight-line method. The unamortized balance is included in deferred costs and other assets in the accompanying consolidated balance sheets.

      (c)  DEFERRED LICENSEE ACQUISITION COSTS
           The Company has executed contracts for affiliation with existing supplemental staffing service companies. Such contracts require the Company to pay an affiliation fee which is amortized on a straight-line method over the minimum terms of the affiliation agreements which are generally five or ten years. In addition, the Company has paid similar fees for existing supplemental staffing service companies acquired by the

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


           Company's licensees. Under these arrangements, the Company has agreed to pay, on behalf of its licensees, one-half of the acquisition cost. Such costs are amortized on a straight-line basis over five or ten years. Amortization of deferred licensee acquisition costs amounted to $121,796, $129,530 and $183,649 in 1996, 1995 and 1994,
           respectively.

      (d)  INCOME TAXES
           The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." SFAS 109 provides that income taxes be accounted for using the asset and liability method which requires the recognition of deferred income taxes for temporary differences between the financial reporting basis and tax basis of assets and liabilities.

      (e)  EARNINGS PER SHARE
           Earnings per share amounts are determined using the weighted average number of common shares and dilutive common share equivalents (options) outstanding.

      (f)  USE OF ESTIMATES
           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (g)  FINANCIAL INSTRUMENTS
           The fair values of all financial instruments classified as current assets or liabilities approximate their respective carrying values because of the short maturity of those instruments. The fair value of the Company's loans approximates book value since the interest rates are variable and accordingly are adjusted for market rate fluctuations.

      (h)  LONG-LIVED ASSETS

           In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable measured by comparing the carrying amount of an asset to the future net cash flows expected to be generated by the asset. During 1996, the Company adopted SFAS No. 121 and determined that no impairment loss need be recognized for applicable assets and thus, it did not have a material impact on the Company's financial position or results of operations.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (i)  ACCOUNTING FOR STOCK-BASED COMPENSATION
           The Company records compensation expense for stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for stock options, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee and director stock option and warrant grants made beginning in 1995 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

      (j)  RECLASSIFICATIONS
           Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 and 1996 presentation.

(3)   ACQUISITIONS

      On May 17, 1996, the Company acquired certain assets of Montare International, a provider of Information Technology ("IT") contract professionals. The purchase price was $3,600,000 in cash. Pursuant to a separate agreement, the Company also acquired certain accounts receivable for $844,487. The purchase price and the accounts receivable acquired were financed through borrowings available under the Company's credit facility.

      This acquisition has been accounted for as a purchase and accordingly, the purchase price was allocated to assets based on the estimated fair value as of the date of the acquisition. The excess of the consideration paid over the estimated fair value of assets acquired in the amount of $3,158,022 has been recorded as cost in excess of fair value of net assets acquired (goodwill) and is being amortized over 20 years on the straight-line method. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future earnings from the related businesses. The operating results of Montare International have been included in the consolidated statement of earnings from the purchase date. The acquisition of Montare did not have a material impact on the Company's results of operations.

      On April 18, 1994, the Company acquired certain assets of Brannon & Tully, a provider of IS contract professionals. The purchase price totaled $3,881,250 and consisted of $3,150,000 in cash and the issuance of 127,720 shares of Common Stock of the Company. Pursuant to a separate agreement, the Company also acquired certain accounts receivable, with recourse, for $1,301,595. The cash portion of the purchase price and the accounts receivable acquired were financed through borrowings available under the Company's credit facility.

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

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The operating results of Brannon & Tully have been included in the consolidated statements of earnings from the purchase date. The following unaudited pro forma consolidated results of operations assume the acquisition of Brannon & Tully occurred on January 1, 1994:

                                  December 31,
                                      1994
                                      ----

           Revenues                $118,826,683
           Net earnings               3,181,632
           Earnings per share      $        .69
                                   ============

      The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition occurred at the beginning of the period or of results which may occur in the future.

      One of the former principals of Brannon & Tully entered into an employment agreement with the Company. His employment agreement was for a term of five years, but could be terminated by either party at any time after one year, upon not less than 90 days notice. Beginning in 1995, the employment agreement provided for incentive compensation based upon improvements in gross profits relating to certain offices to which the officer rendered employment services and provided active assistance. The amount of incentive compensation earned in 1995 under the agreement was $370,172. The employment agreement was terminated during 1995.

(4)   FIXED ASSETS

      Fixed assets are stated at cost as follows:

                                             Dec. 31,       Dec. 31,          Estimated
                                               1996           1995          useful life
                                               ----           ----          -----------

      Computer equipment                   $2,461,249     $2,050,173           8 years
      Computer software                     1,451,319        670,605         3-5 years
      Furniture, fixtures, office
        equipment and other                 1,545,706      1,480,125        5-15 years
      Leasehold improvements & signs          534,878        488,099      Life of lease
                                           ----------      ---------
                                            5,993,152      4,689,002
      Less accumulated depreciation and
        amortization                        2,217,491      2,563,589
                                           ----------     ----------

                                           $3,775,661     $2,125,413
                                           ==========     ==========
      Depreciation  and  amortization   expense  on  fixed  assets  amounted  to
      $403,952,  $364,025 and  $291,751  for the years ended  December 31, 1996,
      1995 and 1994, respectively.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

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

      At December 31, 1996, the Company had outstanding borrowings of $2,250,000 under the Term Loan bearing interest at an average rate of 7.8% and $24,500,000 of borrowings under the Revolving Facility bearing interest at an average rate of 7.7%.

      The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility including, among other things, minimum net worth and profitability levels, with which the Company is in compliance as of December 31, 1996.

      The Credit Facility was used to repay existing indebtedness as described below and to finance the offer to purchase the Company's Common Stock in January 1996 as described in Note 9.

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

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(6)  INCOME TAXES

      The components of the provision for Federal and state income taxes are as follows:

                                   1996            1995               1994
                                   ----            ----               ----

      Federal:
          Current               $1,756,500      $1,868,000         $1,384,000
          Deferred                 135,500          27,000            151,000

      State:
          Current                  282,500         282,000            216,000
          Deferred                  10,500           5,000             24,000
                                ----------    ------------        -----------

                                $2,185,000      $2,182,000         $1,775,000
                                ==========      ==========         ==========


      Income tax expense differed from that which would have resulted by applying the statutory Federal income tax rates to earnings before provision for income taxes as a result of the following items:

                                          1996                 1995                 1994
                                          ----                 ----                 ----

      Expected tax on pre-tax
        earnings                      $1,991,000   34.0%    $1,953,000    34.0%   $1,607,000   34.0%
      Tax-exempt interest and
        qualified dividends                   --     --         (5,000)    (.1)      (13,000)   (.3)
      State taxes, net of Federal
        income tax benefit               193,000    3.3        189,000     3.3       158,000    3.4
      Other, net                           1,000     --         45,000      .8        23,000     .5
                                      ----------  -----     -----------   -----   ----------   ----

      Income tax provision            $2,185,000   37.3%    $2,182,000    38.0%   $1,775,000   37.6%
                                      ==========   ====     ==========    ====    ==========   ====

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                           Dec. 31, 1996         Dec. 31, 1995
                                                           -------------         -------------


      Notes receivable, due primarily to allowances
        for possible loss                                      $122,960              $142,356
      Receivables, due primarily to allowances
        for doubtful accounts                                   104,803               212,148
      Accrued expenses not currently deductible                  67,140                    --
      Accelerated depreciation and amortization for
        tax purposes                                           (164,094)              (61,240)
      Other                                                      70,340                53,885
                                                              ---------              --------


                                                               $201,149              $347,149
                                                               ========              ========

(7)   EMPLOYMENT AGREEMENTS AND TRANSACTIONS

      The Company has employment agreements with two of its officers providing for, among other things, their continued employment through December 31, 1997. In addition, the agreements provide for incentive compensation which is based upon the Company's pre-tax earnings. Incentive compensation earned in 1996, 1995 and 1994, pursuant to such agreements, was $273,592, $221,298 and $263,677, respectively.

      In January 1996, the Company entered into arrangements with two of its officers. Under such arrangements, the executive officers are entitled to receive cash bonuses aggregating $1,041,018 payable to the extent of 10% thereof three years after consummation of the tender offer described in
      Note 9, to the extent of 30% thereof four years after consummation of the offer and as to the balance thereof five years after consummation of the offer, provided that the recipient is then employed by the Company. The executive officers were granted options to purchase an aggregate of 92,535 shares of Common Stock, such options to vest in installments through January 1999. The exercise price of such options was $11.25 per share. The cash bonus installments and option installments are subject to acceleration in the event of death, merger of the Company, sale of all or substantially all of the Company's assets or a change in control of the Company.

(8)   STOCK OPTIONS

      During 1991, the Board of Directors of the Company approved the 1991 Stock Option Plan (the 1991 Plan) which provides for the issuance of up to 500,000 stock options to officers and employees of the Company. Each option granted pursuant to the 1991 Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option."

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


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

      During 1991, non-qualified stock options with respect to 90,000 shares were granted under the 1991 Plan at 75% of the fair market value of the Company's Common Stock on the date of the grant. The grant resulted in compensation expense of $180,000 to be allocated to current and future periods as earned. Additional paid-in capital has been credited to the extent of aggregate compensation earned since the grant of $103,500.

      In 1995 the Stockholders of the Company approved the Directors' Stock Option Plan (the "Directors' Plan") which permits the granting of a maximum of 100,000 stock options to its outside Directors. The purpose of the plan is to secure for the Company and its stockholders the benefits arising from stock ownership by its outside Directors.

      At December 31, 1996, an aggregate of 507,538 shares of common stock has been reserved for issuance under the plans. Activity in stock options is summarized as follows:

                                      Outstanding            Weighted average
                                       options                exercise price
                                       -------                --------------


      December 31, 1993               534,575                  $ 7.16
      Options granted                  41,878                   11.37
      Options exercised               (97,650)                   6.86
      Options lapsed/canceled         (18,800)                  11.02
                                       ------

      December 31, 1994               460,003                    7.45
      Options granted                   2,500                    8.25
      Options exercised               (44,400)                   5.86
      Options lapsed/canceled         (89,553)                  10.74
                                       ------

      December 31, 1995               328,550                    6.77
      Options granted                 121,035                   11.31
      Options exercised              (118,575)                   7.35
      Options lapsed/canceled            (500)                  11.50
                                     --------

      December 31, 1996               330,510                  $ 8.22
                                      =======

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      There are 199,060 options exercisable as of December 31, 1996 at a weighted average exercise price of $7.85.

      The per share weighted average fair value of stock options granted during 1996 was $4.06 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.3%, expected stock volatility of 50% and an expected option life of 3.5 years. The aggregate fair value of the options granted in 1995 was not material.

      The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      1996
                                                      ----

      Net earnings:
           As reported                              $3,669,731
           Pro forma                                 3,523,089

      Earnings per share:
           As reported                              $    1.13
           Pro forma                                     1.08


      Pro forma net earnings reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 was not considered.

      Optionees have made disqualifying dispositions of common stock which had been acquired through the exercise of incentive and non-qualified stock options. As a result of the disqualifying dispositions, the Company receives a tax benefit for the difference between the option price and the fair market value of its common stock. The benefit of $146,622, $100,220 and $152,124 in 1996, 1995 and 1994, respectively, has been reflected in the accompanying consolidated statements of stockholders' equity.

                             UNIFORCE SERVICES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(9)   TENDER OFFER

      On December 11, 1995, the Company made an offer to purchase for cash up to 1,250,000 shares of its Common Stock at $11.25 net per share (the Offer). The 1,250,000 shares that the Company offered to purchase represented approximately 30% of the Shares outstanding. In January 1996, the Offer was successfully completed. The total amount required to purchase the 1,250,000 shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with available borrowings under the Credit Facility.

(10) COMMITMENTS AND CONTINGENCIES

      In April 1994, various prior insurance carriers and their not-for-profit trade association filed a civil action against the Company, its officers and various other parties. The Plaintiffs allege breach of contract and tort causes of action for underpayment of premiums. The Company denies the validity of the Plaintiffs' claims. The Company has asserted substantial claims in opposition to the Plaintiffs' claims. Additionally, the Company and its subsidiaries have filed suit against various prior worker compensation carriers alleging claims mismanagement. Management regards as unlikely that the outcome of those actions will have a material adverse effect on the financial position of the Company.

      In January 1996, various vendors of training films filed an action against the Company. The plaintiffs alleged that the Company improperly used and/or copied plaintiffs' tapes. In 1996 the Company settled this matter.

      The Company is obligated under various leases for office space and equipment through 2006. Net rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $1,100,000, $871,000 and
      $734,000, respectively.

      Following  is  a  schedule  of  total   minimum   lease   payments   under
      noncancelable operating leases as of December 31, 1996:



                           1997                  $1,153,272
                           1998                   1,034,708
                           1999                     857,584
                           2000                     562,115
                           2001                     534,847
                           Thereafter             2,596,140
                                                 ----------

      Total minimum lease payments               $6,738,666
                                                 ==========