Form 10-Q
period 1997-03-31
UNIFORCE SERVICES INC
filed 1997-05-14
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q


 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934


For the quarterly period ended         March 31, 1997
                              -------------------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------------

                         Commission file number 0-11876
                                                -------

                         Uniforce Services, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   13-1996648
--------------------------------               --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                    Identification No.)

415 Crossways Park Drive, Woodbury, NY                  11797
---------------------------------------        --------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (516) 437-3300
                                                      -------------------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ------       ------

           APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 3,033,543 (as of May 2, 1997).

                             UNIFORCE SERVICES, INC.
                           -------------------------

                                      INDEX
                                      -----

                                                                       Page No.
Part I Financial Information:                                          -------
----------------------------
Item 1.    Consolidated Condensed Financial Statements

           Consolidated condensed statements of -
             earnings three months ended March 31, 1997
             and 1996 (unaudited)                                         1

           Consolidated condensed balance sheets -
              March 31, 1997 (unaudited) and December
              31, 1996                                                    2

           Consolidated  condensed  statements  of
              cash flows - three  months
              ended March 31, 1997 and 1996
              (unaudited)                                                 3

           Notes to consolidated condensed financial
              statements (unaudited)                                      4


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         5

Part II Other Information:

Item 1. Legal Proceedings                                                 9

Item 6. Exhibits and Reports on Form 8-K                                  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                              -----------------------------------------

                                                                                  1997                         1996
                                                                                  ----                         ----
Sales of supplemental staffing
 services                                                                     $39,590,105                   $30,763,328
Service revenues and fees                                                       1,614,915                     1,716,005
                                                                              -----------                   -----------
  Total revenues                                                               41,205,020                    32,479,333
                                                                              -----------                   -----------

Costs and expenses:
  Cost of supplemental staffing
    services                                                                   31,552,078                    24,113,367
  Licensees' share of gross
    margin                                                                      2,105,407                     1,810,375
  General and administrative                                                    5,389,920                     4,851,348
  Depreciation and amortization                                                   294,554                       211,784
                                                                              -----------                   -----------

  Total costs and expenses                                                     39,341,959                    30,986,874
                                                                              -----------                   -----------

Earnings from operations                                                        1,863,061                     1,492,459

Other income (expense):
  Interest - net                                                                 (533,091)                     (435,587)
  Other income                                                                      4,993                         1,956
                                                                              -----------                   -----------

Earnings before provision for
 income taxes                                                                   1,334,963                     1,058,828

Provision for income taxes                                                        507,000                       402,000
                                                                              -----------                   -----------


NET EARNINGS                                                                  $   827,963                   $   656,828
                                                                              ===========                   ===========

Weighted average number
 of shares outstanding                                                          3,200,657                     3,353,338

NET EARNINGS PER SHARE                                                        $       .26                   $       .20
                                                                              ===========                   ===========

See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                    March 31,         December 31,
                                                                                                       1997               1996
                                                                                                    ---------          -----------

                                                                                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                                                        $  4,900,059        $  5,283,422
  Accounts receivable - net                                                                          18,644,994          17,224,885
  Funding and service fees
    receivable - net                                                                                 18,671,753          18,759,814
  Prepaid expenses and other
    current assets                                                                                      967,057           1,798,020
  Deferred income taxes                                                                                 201,149             201,149
                                                                                                   ------------        ------------

  Total current assets                                                                               43,385,012          43,267,290
                                                                                                   ------------        ------------

Fixed assets - net                                                                                    4,170,028           3,775,661
Deferred costs and other assets - net                                                                 1,383,710           1,538,189
Cost in excess of fair value of net
 assets acquired                                                                                      6,299,556           6,388,240
                                                                                                   ------------        ------------

                                                                                                   $ 55,238,306        $ 54,969,380
                                                                                                   ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Loan payable                                                                                     $  1,062,500        $  1,000,000
  Payroll and related taxes payable                                                                   8,930,123           6,372,319
  Payable to licensees and clients                                                                    1,565,998           1,484,238
  Income taxes payable                                                                                  212,437                --
  Accrued expenses and
    other liabilities                                                                                 3,524,694           5,408,070
                                                                                                   ------------        ------------

  Total current liabilities                                                                          15,295,752          14,264,627
                                                                                                   ------------        ------------

Loan payable - non-current                                                                           24,187,500          25,750,000
Capital lease obligation - non-current                                                                  681,970             732,658

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                                                            51,178              51,098
  Additional paid-in capital                                                                          8,939,080           8,825,128
  Retained earnings                                                                                  28,033,420          27,296,463
                                                                                                   ------------        ------------
                                                                                                     37,023,678          36,172,689

  Treasury stock, at cost, 2,084,245
           shares in 1997 and 1996                                                                  (21,950,594)        (21,950,594)
                                                                                                   ------------        ------------

         Total stockholders' equity                                                                  15,073,084          14,222,095
                                                                                                   ------------        ------------

                                                                                                   $ 55,238,306        $ 54,969,380
                                                                                                   ============        ============

See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Three Months Ended March 31,
                                                                                                ----------------------------
                                                                                              1997                          1996
                                                                                              ----                          ----
Cash flows from operating activities:
 Net earnings                                                                             $    827,963                 $    656,828
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
    Depreciation and amortization                                                              294,554                      211,784
    (Increase) decrease in receivables
      and prepaid expenses                                                                    (501,085)                     686,716
    Stock option compensation expense                                                            4,500                        4,500
    Increase in liabilities                                                                  1,019,311                      846,332
                                                                                          ------------                 ------------
Net cash provided by operating
  activities                                                                                 1,645,243                    2,406,160
                                                                                          ------------                 ------------

Cash flows from investing activities:
 Purchases of fixed assets                                                                    (556,220)                    (264,024)
 (Increase) decrease in deferred costs
  and other assets                                                                              59,775                      (52,003)
                                                                                          ------------                 ------------
Net cash (used) by investing activities                                                       (496,445)                    (316,027)
                                                                                          ------------                 ------------

Cash flows from financing activities:
 Principal payments on capital lease
  obligations                                                                                  (50,687)                        --
 Increase (decrease) in loan payable                                                        (1,500,000)                  12,812,500
 Cash dividends paid                                                                           (91,006)                     (91,613)
 Purchase of treasury stock                                                                       --                    (14,146,818)
 Proceeds from issuance of
  common stock                                                                                 109,532                      601,816
                                                                                          ------------                 ------------
Net cash (used) by financing
 activities                                                                                 (1,532,161)                    (824,115)
                                                                                          ------------                 ------------

Net increase (decrease) in cash and cash
 equivalents                                                                                  (383,363)                   1,266,018
 Cash and cash equivalents at
  beginning of period                                                                        5,283,422                    6,444,859
                                                                                          ------------                 ------------
 Cash and cash equivalents at
  end of period                                                                           $  4,900,059                 $  7,710,877
                                                                                          ============                 ============

Supplemental disclosures:
 Cash paid for:
  Interest                                                                                $    622,383                 $    256,142
                                                                                          ------------                 ------------
  Income taxes                                                                            $    108,235                 $    304,834
                                                                                          ------------                 ------------



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

2.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed financial statements, as shown in the accompanying index, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, reclassified or omitted. It is suggested that these be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 financial statements. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results which may be achieved for the full year.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Total revenues increased by $8,725,687, or 26.9%, from $32,479,333 in the first quarter of 1996 to $41,205,020 in the first quarter of 1997. Sales of supplemental staffing services increased by $8,826,777 for the first quarter of 1997 as compared to 1996. PrO Unlimited(R) sales increased by $2,771,183 or 32.5% for the first quarter of 1997 as compared to 1996. Uniforce Information Services/Brannon & Tully(R) sales increased by $2,367,841 or 30.9% for the first quarter of 1997 as compared to 1996. Further contributing to the increase in sales was the Company's acquisition in May 1996 of certain assets of Montare International, a provider of information technology ("IT") contract professionals. This acquisition contributed $1,825,419 of sales for the first quarter of 1997.

     The Company's strategy is to expand through the development of higher margin professional services such as IT, technical, automated office and other professional support services as well as services provided by its PrO Unlimited subsidiary, while continuing to reduce the percentage of its sales derived from light industrial assignments. In addition, the Company intends to continue to pursue acquisitions of established independent supplemental staffing service companies that offer specialty services.

     Service revenues and fees decreased by 5.9% from $1,716,005 in the first quarter of 1996 to $1,614,915 in the first quarter of 1997. Increased service revenues and fees generated by Temporary Help Industry Servicing Company, Inc. ("THISCO(R)") and its subsidiaries were more than offset by the loss of service revenues due to the contract termination of one major client and the Company's elimination of certain high risk business relating to Brentwood Service Group(R) ("Brentwood").

     System-wide sales, which includes sales of associated offices serviced by THISCO and Brentwood, increased $8,031,344 or 10.3% from $78,316,429 in the first quarter of 1996 to $86,347,773 in the first quarter of 1997.

     Cost of supplemental staffing services was 79.7% of sales of supplemental staffing services in the first quarter of 1997 compared to 78.4% in the first quarter of 1996. The higher percentage in the first quarter of 1997 was a result of increased sales of PrO Unlimited, which have a high percentage payroll expense in relation to sales.

     Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $8,038,027 and $6,649,961 for the first quarter of 1997 and 1996, respectively. Licensees' share of gross margin was 26.2% in the first quarter of 1997 as compared to 27.2% for the first quarter of 1996. The lower share as a percentage of total gross margin in 1997 is due to increased sales of Uniforce Information Services/Brannon & Tully and Uniforce Information Services/Montare International for which there are no related licensee distributions and to the increased sales of PrO Unlimited for which there are limited distributions.

     General and administrative expenses increased by $538,572 or 11.1% during the first quarter of 1997 as compared to the first quarter of 1996. This increase resulted principally from higher payroll and recruiting costs with respect to permanent staff, expenses relating to Uniforce Information Services/Montare International operations (acquired in May 1996) and higher facility costs. These increases were partially offset during the first quarter by a reduction of professional costs associated with the Company's litigation described in Note 3 of the consolidated condensed financial statements, after giving consideration to certain insurance coverages.

     Net interest expense increased by $97,504 during the first quarter of 1997 as compared to the first quarter of 1996. The increase in interest expense for the 1997 period compared to 1996 is a result of increased borrowings for the acquisition of Montare International and increased working capital requirements due to the continued growth in the Company's business.

     As a result of the factors discussed above, net earnings increased by 26.1% from $656,828 ($.20 per share) in the first quarter of 1996 to $827,963 ($.26 per share) in the first quarter of 1997.

FINANCIAL CONDITION

     As of March 31, 1997, the Company's working capital decreased to $28,089,260, as compared to $29,002,663 at December 31, 1996. This decrease was due primarily to cash flow from the continuing profitable operations of the Company being used to repay a portion of the loan payable, by the acquisition of fixed assets and the payment of the cash dividends.

     During the first three months of 1997, the Company paid a quarterly cash dividends on shares of its Common Stock at $.03 per share ($91,006).

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

     At March 31, 1997, the Company had outstanding borrowings of $2,000,000 under the Term Loan bearing interest at an average rate of 7.76% and $23,250,000 of borrowings under the Revolving Facility bearing interest at an average rate of 7.86%.

     The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The Credit Facility also contains financial covenants relating to maintenance of levels of minimal tangible net worth, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and fixed charge coverage and restricting the amount of capital expenditures. In addition, the Credit Facility contains certain events of default of types customary in an asset-based lending facility. If the Credit Facility is terminated prior to June 8, 1997, a fee of .5% of the amount thereof is payable. The Company was in compliance with all covenants at March 31, 1997.

     In January 1996, the Company successfully completed its offer to purchase 1,250,000 shares of its Common Stock at $11.25 per share. The total amount required to purchase such shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with borrowings available under the Credit Facility.

     The Company believes that internally generated cash flow and funding from the Credit Facility will be adequate to meet current operating requirements for at least the next twelve months. The Company intends to expand its business through the further development of higher margin professional services as well as through PrO Unlimited, Uniforce Information Services/Brannon & Tully, Uniforce Information Services/Montare International, THISCO and Brentwood. Additionally, the Company continues to pursue expansion by acquisition of established independent supplemental staffing service companies that offer specialty services. The Company anticipates that internal expansion will also be financed from its cash flow and available borrowings under the Credit Facility. The magnitude of future acquisitions will determine whether they can be financed in the same manner or whether additional external sources of financing will be required. While the Company believes that such sources would be available on terms satisfactory to it, there can be no assurance in this regard.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and to the description therein of a civil action commenced in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida by National Council on Compensation Insurance, Inc., National Workers' Compensation Reinsurance Pool, Insurance Company of North America, The Travelers Insurance Company, Liberty Mutual Insurance Company and The Aetna Casualty and Surety Company.

     On March 3, 1997, the plaintiffs filed a motion for partial summary judgment based upon the theory that the Company and its subsidiary Uniforce Staffing Services, Inc. were the alter egos of the companies that leased employees to the subsidiary during the period 1988 through 1993. The matter was heard by the court at its case management conference on May 2, 1997 and is under advisement.

     Reference is made to ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and to the description therein of a civil action commenced in the New York Supreme Court Nassau County by various subsidiaries of the company against Insurance Company of North America, The Travelers Insurance Company and Liberty Mutual Insurance Company.

     In March 1997, the defendants filed a motion for summary judgment based upon the theory that there we no claims that were mishandled and there are no provable damages. The motion is currently under advisement.

     Management continues to believe that it has meritorious defenses to all claims asserted against the Company and intends to prosecute vigorously those defenses, as well as the counterclaims asserted by the Company. Management further regards as unlikely that the outcome of these actions will have a material adverse effect on the financial position of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     27 Financial Data Schedule

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1997                   UNIFORCE SERVICES, INC.


                                       By: /s/ John Fanning
                                           ------------------------------------
                                           John Fanning, Chairman of the Board
                                             and President




                                       By: /s/ Harry V. Maccarrone
                                           ------------------------------------
                                           Harry V. Maccarrone, V.P. of Finance,
                                           Principal Financial and Accounting
                                           Officer