Form 10-Q
period 1997-06-30
UNIFORCE SERVICES INC
filed 1997-08-12
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                              ----------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

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


           APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 3,038,543 (as of August 8, 1997).

                             UNIFORCE SERVICES, INC.


                                      INDEX
                                      -----


                                                                      Page No.
                                                                      --------
Part I - Financial Information:
-------------------------------

Item 1.  Consolidated Condensed Financial Statements

         Consolidated  condensed  statements of earnings -
           three months and six months ended June 30, 1997
           and 1996 (unaudited)                                          1

         Consolidated condensed balance sheets -
           June 30, 1997 (unaudited) and December
           31, 1996                                                      2

         Consolidated condensed  statements of cash flows -
           six months ended June 30, 1997 and 1996
           (unaudited)                                                   3

         Notes to consolidated condensed financial
           statements (unaudited)                                        4


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           5

Part II - Other Information:
----------------------------

Item 1. Legal Proceedings                                              10

Item 4. Submission of Matters to a Vote of Security Holders            11

Item 6. Exhibits and Reports on Form 8-K                               12

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                       Three Months Ended                         Six Months Ended
                                             June 30,                                  June 30,
                                             --------                                  --------
                                    1997                 1996                   1997                  1996
                                    ----                ----                   ----                  ----

Sales of supplemental
 staffing services             $42,943,735             $32,113,435            $82,533,840            $62,876,763
Service revenues and fees        2,014,095               1,932,960              3,629,010              3,648,965
                               -----------             -----------            -----------           ------------
 Total revenues                 44,957,830              34,046,395             86,162,850             66,525,728
                               -----------             -----------            -----------           ------------

Costs and expenses:
 Cost of supplemental
   staffing services            34,120,832              24,922,410             65,672,910             49,035,777
 Licensees' share of gross
  margin                         2,222,708               1,900,934              4,328,115              3,711,309
 General and administrative      5,679,169               4,838,423             11,069,089              9,689,771
 Depreciation & amortization       299,660                 261,197                594,214                472,981
                               -----------             -----------            -----------           ------------

 Total costs and expenses       42,322,369              31,922,964             81,664,328             62,909,838
                               -----------             -----------            -----------           ------------

Earnings from operations         2,635,461               2,123,431              4,498,522              3,615,890

Other income (expense):
 Interest - net                   (623,839)               (536,629)            (1,156,930)              (972,216)
 Other - net                       (14,886)                 15,740                 (9,893)                17,696
                               -----------             -----------            -----------           ------------

Earnings before provision
 for income taxes                1,996,736               1,602,542              3,331,699              2,661,370

Provision for income taxes         758,000                 609,000              1,265,000              1,011,000
                               -----------             -----------            -----------           ------------

NET EARNINGS                   $ 1,238,736             $   993,542            $ 2,066,699           $  1,650,370
                               ===========             ===========            ===========           ============
Weighted average number
 of shares outstanding           3,198,303               3,242,548              3,199,480              3,297,943

NET EARNINGS PER SHARE        $        .39            $       .31             $       .65          $        .50
                               ===========            ===========             ===========          ============

See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 June 30, 1997           December 31, 1996
                                                                                 -------------           -----------------
                                                                                 (Unaudited)

                                               ASSETS
Current assets:
        Cash and cash equivalents                                               $ 4,696,682                   $ 5,283,422
        Accounts receivable - net                                                20,805,337                    17,224,885
        Funding and service fees
          receivable - net                                                       24,150,613                    18,759,814
        Prepaid expenses and other
          current assets                                                            721,103                     1,798,020
        Deferred income taxes                                                       201,149                       201,149
                                                                                -----------                   -----------

        Total current assets                                                     50,574,884                    43,267,290
                                                                                -----------                   -----------

Fixed assets - net                                                                4,269,213                     3,775,661
Deferred costs and other assets - net                                             1,310,963                     1,538,189
Cost in excess of fair value of net
 assets acquired                                                                  6,210,872                     6,388,240
                                                                                -----------                   -----------

                                                                                $62,365,932                   $54,969,380
                                                                                ===========                   ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Loan payable                                                            $ 2,000,000                   $ 1,000,000
        Payroll and related taxes payable                                         6,885,018                     6,372,319
        Payable to licensees and clients                                          1,435,655                     1,484,238
        Income taxes payable                                                         94,115                            --
        Accrued expenses and
          other liabilities                                                       5,845,332                     5,408,070
                                                                                -----------                   -----------

        Total current liabilities                                                16,260,120                    14,264,627
                                                                                -----------                   -----------

Loan payable - non-current                                                       29,250,000                    25,750,000
Capital lease obligation - non-current                                              630,498                       732,658

Stockholders' equity:
        Common stock $.01 par value                                                  51,178                        51,098
        Additional paid-in capital                                                8,943,580                     8,825,128
        Retained earnings                                                        29,181,150                    27,296,463
                                                                                -----------                   -----------
                                                                                 38,175,908                    36,172,689

        Treasury stock, at cost, 2,084,245
          shares in 1997 and 1996                                               (21,950,594)                  (21,950,594)
                                                                                -----------                   -----------
        Total stockholders' equity                                               16,225,314                    14,222,095
                                                                                -----------                   -----------
                                                                                $62,365,932                   $54,969,380
                                                                                ===========                   ===========

See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                   1997                     1996
                                                                              -------------                --------
Cash flows from operating activities:
 Net earnings                                                                  $  2,066,699                $ 1,650,370
 Adjustments to reconcile net
  earnings to net cash (used)
  by operating activities:
    Depreciation and amortization                                                   594,214                    472,981
    (Increase) in receivables
      and prepaid expenses                                                       (7,894,334)                (1,686,800)
    Stock option compensation expense                                                 9,000                      9,000
    Increase (decrease) in liabilities                                            1,097,653                 (1,652,027)
                                                                                -----------                -----------
Net cash (used) by operating
  activities                                                                     (4,126,768)                (1,206,476)
                                                                                -----------                -----------

Cash flows from investing activities:
 Purchases of fixed assets                                                         (822,862)                  (516,602)
 (Increase) decrease in deferred costs
  and other assets                                                                   37,530                   (443,671)
 Net assets acquired from Montare                                                        --                 (4,618,037)
                                                                                -----------                -----------
Net cash (used) by investing activities                                            (785,332)                (5,578,310)
                                                                                -----------                -----------

Cash flows from financing activities:
 Principal payments on capital lease
  obligations                                                                      (102,160)                  (148,397)
 Increase in loan payable                                                         4,500,000                 16,041,700
 Cash dividends paid                                                               (182,012)                  (182,079)
 Purchase of treasury stock                                                              --                (14,280,863)
 Proceeds from issuance of
  common stock                                                                      109,532                    954,341
                                                                                -----------                -----------
Net cash provided by financing
 activities                                                                       4,325,360                  2,384,702
                                                                                -----------                -----------

Net (decrease) in cash and cash
 equivalents                                                                       (586,740)                (4,400,084)
 Cash and cash equivalents at
  beginning of period                                                             5,283,422                  6,444,859
                                                                                -----------                -----------
 Cash and cash equivalents at
  end of period                                                                 $ 4,696,682                $ 2,044,775
                                                                                ===========                ===========

Supplemental disclosures:
 Cash paid for:
  Interest                                                                      $ 1,011,459                $   902,105
                                                                                -----------                -----------
  Income taxes                                                                  $   984,840                $ 1,019,962
                                                                                -----------                -----------

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

2.       Consolidated condensed financial statements

                  The consolidated condensed financial statements, as shown in the accompanying index, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented have been made.

                  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, reclassified or omitted. It is suggested that these be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 financial statements. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the operating results which may be achieved for the full year.

                  Tax accruals have been made based on estimated effective annual tax rates for the periods presented.

3.       Litigation Settlement

                  In April 1994, various insurance carriers and their not-for-profit trade association filed an action against the Company, its officers and various other parties; in May 1996, the Plaintiffs filed their Third Amended Complaint. The Plaintiffs alleged breach of contract and tort causes of action for underpayment of premiums. The Company denied liability and asserted substantial claims in opposition to the Plaintiffs' claims. Additionally the Company and its subsidiaries filed suit against various prior workers' compensation carriers alleging claims mismanagement. In July 1997, both matters were settled. The terms of the settlement are confidential by agreement. The settlement will not have a material effect on the Company's financial condition or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Total revenues increased by $10,911,435, or 32.0%, from $34,046,395 in the second quarter of 1996 to $44,957,830 in the second quarter of 1997. For the first six months, total revenues increased by $19,637,122 or 29.5% from $66,525,728 in 1996 to $86,162,850 in 1997.

                  Sales of supplemental staffing services increased by $10,830,300 and $19,657,077, respectively, for the second quarter and first six months of 1997 as compared to 1996. Sales of two of the Company's subsidiaries, PrO Unlimited(R) and Uniforce Information Services/Brannon & Tully(R) continued to increase during the second quarter of 1997. PrO Unlimited sales increased by $2,590,689 or 27.9% and $5,361,872 or 30.1%, respectively, for the second quarter and first six months of 1997 as compared to 1996. Uniforce Information Services/Brannon & Tully sales increased by $4,381,957 or 62.0% and $6,749,798 or 45.8%, respectively, for the second quarter and first six months of 1997 as compared to 1996. Further contributing to the increase in sales was the Company's acquisition in May 1996 of certain assets of Montare International, a provider of information technology ("IT") contract professionals. This acquisition contributed $2,275,599 and $4,101,018, respectively, of sales for the second quarter and first six months of 1997 and $883,183 for the period from May 16, 1996 to June 30, 1996.

                  The Company's strategy is to expand through the development of higher margin professional services such as IT, medical office support, customer service, automated office and other professional support services as well as services provided by its PrO Unlimited subsidiary. In addition, the Company intends to continue to pursue acquisitions of established independent supplemental staffing service companies that offer specialty services.

                  Service revenues and fees increased by 4.2% from $1,932,960 in the second quarter of 1996 to $2,014,095 in the second quarter of 1997 and decreased 0.5% from $3,648,965 for the first six months of 1996 to $3,629,010 for the first six months of 1997. Increased service revenues and fees that were generated by Temporary Help Industry Servicing Company, Inc. ("THISCO(R)") and its subsidiaries were offset by the loss of service revenues for the first six months of 1997 due to the contract termination of one major client and the Company's elimination of certain high risk business relating to Brentwood Service Group(R) ("Brentwood").

                  System-wide sales, which includes sales of associated offices serviced by THISCO and Brentwood, increased by $20,149,485 or 23.7% from $84,864,741 in the second quarter of 1996 to $105,014,226 in the second quarter of 1997. In the first six months, system-wide sales increased by $28,180,829 or 17.3% from $163,181,170 in 1996 to $191,361,999 in 1997.

                  Cost of supplemental staffing services was 79.5% of sales of supplemental staffing services in the second quarter of 1997 compared to 77.6% in the second quarter of 1996. For the first six months, cost of supplemental staffing services was 79.6% of sales of supplemental staffing services in 1997 and 78.0% in 1996. The higher percentage in the second quarter and first six months of 1997 was a result of increased sales of PrO Unlimited, which have a high percentage payroll expense in relation to sales.

                  Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $8,822,903 and $7,191,025 for the second quarter of 1997 and 1996, respectively. For the first six months, gross margin from such sales amounted to $16,860,930 in 1997 and $13,840,986 in 1996. Licensees' share of gross margin was 25.2% in the second quarter of 1997 as compared to 26.4% for the second quarter of 1996. For the first six months, licensees' share of gross margin was 25.7% in 1997 and 26.8% in 1996. The lower share as a percentage of total gross margin in 1997 is due to increased sales of Uniforce Information Services/Brannon & Tully and Uniforce Information Services/Montare International for which there are no related licensee distributions and to the increased sales of PrO Unlimited for which there are limited distributions.

                  General and administrative expenses increased by $840,746 or 17.4% during the second quarter of 1997 as compared to the second quarter of
1996. For the first six months of 1997 general and administrative expenses increased by $1,379,318 or 14.2% as compared to the first six months of 1996. This increase resulted principally from higher payroll and recruiting costs with respect to permanent staff, expenses relating to Uniforce Information Services/Montare International operations (acquired in May 1996) and higher facility costs. The increase was partially offset by a reduction of professional costs associated with the Company's litigation (settled in July, 1997) described in Note 3 of the consolidated condensed financial statements, after giving consideration to certain insurance coverages.

                  Net interest expense increased by $87,210 or 16.3% during the second quarter of 1997 as compared to the second quarter of 1996. For the first six months of 1997, net interest expenses increased by $184,714 or 19.0% as compared to 1996. The increase in interest expense for the 1997 period compared to 1996 is a result of increased borrowings for the acquisition of Montare International and increased working capital requirements due to the continued growth in the Company's business.

                  As a result of the factors discussed above, net earnings increased by 24.7% from $993,542 ($.31 per share) in the second quarter of 1996 to $1,238,736 ($.39 per share) in the second quarter of 1997. For the first six months, net earnings increased by 25.2% from $1,650,370 ($.50 per share) in 1996 to $2,066,699 ($.65 per share) in 1997.

Financial Condition

                  As of June 30, 1997, the Company's working capital increased to $34,314,764, as compared to $29,002,663 at December 31, 1996. This increase was due primarily to the continuing profitable operations of the Company. The increase in accounts receivable and funding and service fees receivable was largely financed through the Company's long term credit facility.

                  During the first six months of 1997, the Company paid quarterly cash dividends on shares of its Common Stock at $.03 per share ($182,012).

                  On December 8, 1995, the Company entered in an agreement with a financial institution creating a three-year $35,000,000 credit facility (the "Credit Facility"). Effective June 30, 1997, the Credit Facility was increased to $46,000,000 and extended until June 30, 2000. The Credit Facility comprises a term loan in the amount of $6,000,000, amended from $3,000,000, (the "Term Loan") to be paid in thirty six consecutive monthly installments of $166,667 commencing with the balance outstanding due on June 30, 2000, and a $40,000,000, amended from $32,000,000, revolving credit facility (the "Revolving Facility"), which expires on June 30, 2000. The Company may borrow against the Revolving Facility up to 85% of eligible accounts receivable and eligible service and funding fees receivable. The Term Loan bears interest at the Company's election at either the lender's floating base rate or LIBOR (London Interbank Offered
Rate) plus 2.00%. Borrowings under the Revolving Facility bear interest at the Company's election at either the lender's floating base rate minus .25%, or LIBOR plus 1.75%. Prior to June 30, 1997, the Term Loan bore interest at the Company's election at either the lender's floating base rate plus .25%, or LIBOR plus 2.25% and interest under the Revolving Facility bore interest at the Company's election at either the lender's floating base rate, or LIBOR plus 2.125%. Borrowings under the Credit Facility are secured by a first priority security interest in all owned and after-acquired real and personal property of the Company.

                  At June 30, 1997, the Company had outstanding borrowings of $6,000,000 under the Term Loan bearing interest at an average rate of 8.05% and $25,250,000 of borrowings under the Revolving Facility bearing interest at an average rate of 7.93%.

                  The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The Credit Facility also contains financial covenants relating to maintenance of levels of minimal tangible net worth, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and fixed charge coverage and restricting the amount of capital expenditures. In addition, the Credit Facility contains certain events of default of types customary in an asset-based lending facility. The Company was in compliance with all covenants at June 30, 1997.

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

                  As of Thursday, June 26, 1997, the Common Stock commenced trading on the American Stock Exchange under the symbol UFR. The Company's Common Stock ceased trading on the Nasdaq National Market (ticker symbol: UNFR) after the close on Wednesday, June 25, 1997.

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

                           PART II - OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

                  Reference is made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Part II, Item 1. Legal Proceedings of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and to the description therein of (i) a civil action commenced against the Company, certain of its present and former executive officers and others in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida by National Council on Compensation Insurance, Inc. National Workers' Compensation Reinsurance Pool, Insurance Company of North America, The Travelers Insurance Company, Liberty Mutual Insurance Company and The Aetna Casualty and Surety Company; and (ii) a civil action commenced in the New York Supreme Court Nassau County by various subsidiaries of the Company against Insurance Company of North America, The Travelers Insurance Company and Liberty Mutual Insurance Company.

                  In July 1997, the Florida and New York actions were settled by the Company, certain of its present and former executive officers, various subsidiaries of the Company and others under terms that include the dismissal of the actions. The settlement requires that its terms be kept confidential. The settlement will not have a material effect on the Company's financial condition or operation results.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of the Company was held on June 10, 1997. Votes were cast with respect to the reelection of the six incumbent Directors as follows:

                                                       Number of Shares
                                                      of Common Stock as
                                Number of Shares      to Which Authority
                                 of Common Stock         to Vote was
                                 Voted in Favor            Withheld
                                ----------------      -------------------

John Fanning                      2,480,844                241,687

Rosemary Manisalco                2,480,344                242,187

Harry V. Maccarrone               2,480,823                241,708

John H. Brinckerhoff III          2,479,644                242,887

Joseph A. Driscoll                2,480,623                241,908

Gordon Robinett                   2,451,876                270,655


                  The Shareholders also approved amendments to the Company's 1991 Stock Option Plan by a vote of 2,610,086 shares in favor and 45,546 shares against. The holders of 8,660 shares abstained from voting and there were 58,239 broker non-votes.

                  The Shareholders also approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of Preferred Stock by a vote of 1,779,320 shares in favor and 550,871 shares against. The holders of 5,242 shares abstained from voting and there were 387,098 broker non-votes.

                  The Shareholders also ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1997 by a vote of 2,716,510 shares in favor, 1,627 shares against, the holders of 4,394 shares abstaining from voting.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                  27 Financial Data Schedule

(b) Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated:  August 12, 1997              UNIFORCE SERVICES, INC.


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