Form 10-Q/A
period 1997-06-30
UNIFORCE SERVICES INC
filed 1997-08-20
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

(a) Exhibits:

         10.1 FIFTH AMENDMENT TO LOAN AND SECURITY AGREEMENT AND OTHER LOAN DOCUMENTS dated as of June 30, 1997 by and among BRENTWOOD SERVICE GROUP, INC., a New York corporation, COMPUTER CONSULTANTS FUNDING & SUPPORT, INC., a New York corporation, LABFORCE OF AMERICA, INC., a New York corporation, PRO UNLIMITED, INC., a New York corporation, PROFESSIONAL STAFFING FUNDING & SUPPORT, INC., a New York corporation, TEMPORARY HELP INDUSTRY SERVICING COMPANY, INC., a New York corporation, UNIFORCE INFORMATION SERVICES OF TEXAS, INC., a New York corporation, UNIFORCE MIS SERVICES OF GEORGIA, INC., a Georgia corporation, UNIFORCE STAFFING SERVICES, INC., a New York corporation, HELLER FINANCIAL, INC., a Delaware corporation, SUMMIT BANK, a New Jersey banking corporation, and each Guarantor named in the Loan Agreement.

        *27       Financial Data Schedule

(b) Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

--------------
* Previously filed.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated:  August 20, 1997              UNIFORCE SERVICES, INC.


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