Form 10-Q
period 1997-09-30
UNIFORCE SERVICES INC
filed 1997-11-07
CIK 740285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q


 X             QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
---            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                              --------------------------------------------------

                                       OR

               TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
---            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    --------------------------

                         Commission file number 0-11876
                                                -------

                             Uniforce Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   13-1996648
-------------------------------                -----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)



415 Crossways Park Drive, Woodbury, NY                  11797
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (516) 437-3300
                                                   -----------------------------

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No        .
                                              -------     ------

               APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 3,038,543 (as of October 30, 1997).

                             UNIFORCE SERVICES, INC.
                             -----------------------


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
Part I Financial Information:
----------------------------

Item 1.   Consolidated Condensed Financial Statements

          Consolidated condensed statements of earnings -
              three months and nine months ended
              September 30, 1997 and 1996 (unaudited)                      1

          Consolidated condensed balance sheets -
              September 30, 1997 (unaudited) and December
              31, 1996                                                     2

          Consolidated condensed  statements of cash flows -
              nine months ended September 30, 1997 and 1996
              (unaudited)                                                  3

          Notes to consolidated condensed financial
                        statements (unaudited)                             4


Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                6

Part II Other Information:
-------------------------

Item 6. Exhibits and Reports on Form 8-K                                  12

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                    September 30,
                                                                 --------------------             --------------------
                                                                 1997            1996             1997            1996
                                                                 ----            ----             ----            ----

Sales of supplemental
 staffing services                                           $ 44,731,403    $ 34,927,359    $127,265,243    $ 97,804,122
Service revenues and fees                                       2,058,796       1,940,215       5,687,806       5,589,180
                                                             ------------    ------------    ------------    ------------
 Total revenues                                                46,790,199      36,867,574     132,953,049     103,393,302
                                                             ------------    ------------    ------------    ------------

Costs and expenses:
 Cost of supplemental
  staffing services                                            35,110,291      27,178,454     100,783,201      76,214,231
 Licensees' share of gross
  margin                                                        2,337,335       2,121,426       6,665,450       5,832,735
 General and administrative                                     6,031,106       4,866,535      17,100,195      14,556,306
 Merger transaction costs                                         225,000               -         225,000               -
 Depreciation & amortization                                      358,565         310,438         952,779         783,419
                                                             ------------     -----------    ------------    ------------

 Total costs and expenses                                      44,062,297      34,476,853     125,726,625      97,386,691
                                                             ------------     -----------    ------------    ------------

Earnings from operations                                        2,727,902       2,390,721       7,226,424       6,006,611

Other income (expense):
 Interest - net                                                  (672,528)       (591,512)     (1,829,458)     (1,563,728)
 Other - net                                                       19,063           1,258           9,170          18,954
                                                              -----------     -----------     -----------     -----------

Earnings before provision
 for income taxes                                               2,074,437       1,800,467       5,406,136       4,461,837

Provision for income taxes                                        861,000         684,000       2,126,000       1,695,000
                                                              -----------     -----------     -----------     -----------

NET EARNINGS                                                  $ 1,213,437     $ 1,116,467     $ 3,280,136     $ 2,766,837
                                                              ===========     ===========     ===========     ===========
Weighted average number of shares outstanding:
  Primary                                                       3,295,555       3,223,909       3,231,505       3,273,265
  Fully Diluted                                                 3,430,408       3,251,094       3,286,096       3,293,492

NET EARNINGS PER SHARE:
  Primary                                                     $       .37     $       .35     $      1.02     $       .85
                                                              ===========     ===========     ===========     ===========
  Fully Diluted                                               $       .35     $       .34     $      1.00     $       .84
                                                              ===========     ===========     ===========     ===========


     See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              September 30,             December 31,
                                                                                  1997                     1996
                                                                              -------------             ------------
                                                                              (Unaudited)

                                     ASSETS
Current assets:
          Cash and cash equivalents                                         $  6,555,275               $  5,283,422
          Accounts receivable - net                                           20,677,331                 17,224,885
          Funding and service fees
            receivable - net                                                  25,845,143                 18,759,814
          Prepaid expenses and other
            current assets                                                       802,412                  1,798,020
          Deferred income taxes                                                  201,149                    201,149
                                                                            ------------               ------------

          Total current assets                                                54,081,310                 43,267,290
                                                                            ------------               ------------

Fixed assets - net                                                             4,336,002                  3,775,661
Deferred costs and other assets - net                                          1,252,509                  1,538,189
Cost in excess of fair value of net
 assets acquired                                                               6,122,188                  6,388,240
                                                                            ------------               ------------

                                                                            $ 65,792,009               $ 54,969,380
                                                                            ============               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Loan payable                                                      $  2,000,000               $  1,000,000
          Payroll and related taxes payable                                    7,220,332                  6,372,319
          Payable to licensees and clients                                     1,273,888                  1,484,238
          Income taxes payable                                                   485,147                          -
          Accrued expenses and
            other liabilities                                                  2,705,757                  5,408,070
                                                                            ------------                -----------

          Total current liabilities                                           13,685,124                 14,264,627
                                                                            ------------                -----------

Loan payable - non-current                                                    34,097,655                 25,750,000
Capital lease obligation - non-current                                           577,175                    732,658

Stockholders' equity:
          Common stock $.01 par value                                             51,228                     51,098
          Additional paid-in capital                                           9,027,840                  8,825,128
          Retained earnings                                                   30,303,581                 27,296,463
                                                                            ------------                -----------
                                                                              39,382,649                 36,172,689
          Treasury stock, at cost, 2,084,245
            shares in 1997 and 1996                                          (21,950,594)               (21,950,594)
                                                                            ------------               ------------
          Total stockholders' equity                                          17,432,055                 14,222,095
                                                                            ------------               ------------

                                                                            $ 65,792,009               $ 54,969,380
                                                                            ============               ============


     See accompanying notes to consolidated condensed financial statements.

                    UNIFORCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    1997            1996
                                                -------------------------------
Cash flows from operating activities:
 Net earnings                                   $ 3,280,136      $ 2,766,837
 Adjustments to reconcile net
  earnings to net cash (used)
  by operating activities:
    Depreciation and amortization                   952,779          783,419
    (Increase) in receivables
      and prepaid expenses                       (9,542,167)      (4,480,953)
    Stock option compensation expense                13,500           13,500
    (Decrease) in liabilities                    (1,424,021)         (89,907)
                                                -----------      -----------
Net cash (used) by operating
 activities                                      (6,719,773)      (1,007,104)
                                                -----------      -----------

Cash flows from investing activities:
 Purchases of fixed assets                       (1,084,964)        (774,916)
 (Increase) in deferred costs
  and other assets                                  (31,906)        (410,786)
 Net assets acquired from Montare                         -       (4,628,142)
                                                -----------      -----------
Net cash (used) by investing activities          (1,116,870)      (5,813,844)
                                                -----------      -----------

Cash flows from financing activities:
 Principal payments on capital lease
  obligations                                      (155,483)        (195,934)
 Increase in loan payable                         9,347,655       17,450,609
 Cash dividends paid                               (273,018)        (272,605)
 Purchase of treasury stock                               -      (14,280,863)
 Proceeds from issuance of
  common stock                                      189,342        1,034,716
                                                -----------      -----------
Net cash provided by financing
 activities                                       9,108,496        3,735,923
                                                -----------      -----------
Net increase (decrease) in cash and cash
 equivalents                                      1,271,853       (3,085,025)
 Cash and cash equivalents at
  beginning of period                             5,283,422        6,444,859
                                                -----------      -----------
 Cash and cash equivalents at
  end of period                                 $ 6,555,275      $ 3,359,834
                                                ===========      ===========

Supplemental disclosures:
 Cash paid for:
  Interest                                      $ 1,666,718      $ 1,310,366
                                                -----------      -----------
  Income taxes                                  $ 1,433,048      $ 1,601,379
                                                -----------      -----------

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

2.          Consolidated condensed financial statements
            -------------------------------------------

                        The consolidated condensed financial statements, as shown in the accompanying index, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented have been made.

                        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, reclassified or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 financial statements. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results which may be achieved for the full year.

                        Tax accruals have been made based on estimated effective annual tax rates for the periods presented.

3.          Litigation Settlement
            ---------------------

                        In April 1994, various insurance carriers and their not-for-profit trade association filed an action against the Company, its officers and various other parties; in May 1996, the Plaintiffs filed their Third Amended Complaint. The Plaintiffs alleged breach of contract and tort causes of action for underpayment of premiums. The Company denied liability and asserted substantial claims in opposition to the Plaintiffs' claims. Additionally the Company and its subsidiaries filed suit against various prior workers' compensation carriers alleging claims mismanagement. In July 1997, both matters were settled. The terms of the settlement are confidential by agreement. The settlement did not have a material effect on the Company's financial condition or operating results.

4.          Agreement and Plan of Merger
            ----------------------------

                        On August 13, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") under which it will be acquired by Comforce Corporation. Pursuant to the Merger Agreement a subsidiary of Comforce is to make a tender offer (the "Tender Offer") to acquire all of the issued and outstanding common stock of the Company for $28.00 in cash and .5217 shares of Comforce common stock for each share of Uniforce common stock. The consummation of the Tender Offer is contingent upon a number of conditions, including Comforce obtaining debt financing sufficient to complete the purchase of the Company's shares. The Merger Agreement provides that after the consummation of the Tender Offer the Comforce subsidiary will be merged with and into the Company, with the Company being the surviving corporation and becoming a wholly-owned subsidiary of Comforce. On October 27, 1997 a Joint Proxy Statement/Prospectus relating to the Merger Agreement was declared effective by the Securities and Exchange Commission and Comforce commenced the Tender Offer. The Tender Offer is expected to remain open through November 24, 1997 unless extended.

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

                        Total revenues increased by $9,922,625, or 26.9%, from $36,867,574 in the third quarter of 1996 to $46,790,199 in the third quarter of 1997. For the first nine months, total revenues increased by $29,559,747 or 28.6% from $103,393,302 in 1996 to $132,953,049 in 1997. The increases in revenues described throughout this discussion of the results of the Company for the 1997 periods as compared to the 1996 periods were primarily the result of volume increases relating to new and existing clients.

                        Sales of supplemental staffing services increased by $9,804,044 and $29,461,121, respectively, for the third quarter and first nine months of 1997 as compared to 1996. PrO Unlimited(R) and Uniforce Information Services/Brannon & Tully(R),two of the Company's subsidiaries, were the principal contributors to the continued growth during the third quarter of 1997. PrO Unlimited sales increased by $2,641,475 or 27.1% and $8,003,347 or 29.0%, respectively, for the third quarter and first nine months of 1997 as compared to the corresponding 1996 periods. Uniforce Information Services/Brannon & Tully sales increased by $4,780,632 or 67.2% and $11,530,430 or 52.8%, respectively, for the third quarter and first nine months of 1997 as compared to the corresponding 1996 periods. Sales of Montare International, a provider of information technology ("IT") contract professionals, acquired on May 17, 1996, contributed $2,443,087 and $6,544,105, respectively, for the third quarter and the first nine months of 1997 and $1,651,480 for the third quarter of 1996 and $2,534,663 from the date of acquisition to September 30, 1996. The remaining increases in sales resulted from general increases in the Company's other operations.

                        Service revenues and fees increased by 6.1% from $1,940,215 in the third quarter of 1996 to $2,058,796 in the third quarter of 1997 and increased 1.8% from $5,589,180 for the first nine months of 1996 to $5,687,806 for the first nine months of 1997. Increased service revenues and fees that were generated by Temporary Help Industry Servicing Company, Inc. ("THISCO(R)") and its subsidiaries were offset by the loss of service revenues for the first nine months of 1997 due to the contract termination of one major client and the re-evaluation and resulting termination of certain less profitable customers of Brentwood Service Group(R) ("Brentwood").

                        System-wide sales, which includes sales of associated offices serviced by THISCO and Brentwood, increased by $21,358,693 or 23.9% from $89,458,038 in the third quarter of 1996 to $110,816,731 in the third quarter of 1997. In the first nine months, system-wide sales increased by $49,539,522 or 19.6% from $252,639,208 in 1996 to $302,178,730 in 1997.

                        Cost of supplemental staffing services was 78.5% of sales of supplemental staffing services in the third quarter of 1997 compared to 77.8% in the third quarter of 1996. For the first nine months, cost of supplemental staffing services was 79.2% of sales of supplemental staffing services in 1997 and 77.9% in 1996. The higher percentage in the third quarter and first nine months of 1997 was a result of increased sales of PrO Unlimited, which have a high percentage payroll expense in relation to sales.

                        Licensees' share of gross margin is principally based upon a percentage of the gross margin generated from sales by licensed offices. The gross margin from sales of supplemental staffing services amounted to $9,621,112 and $7,748,905 for the third quarter of 1997 and 1996, respectively. For the first nine months, gross margin from such sales amounted to $26,482,042 in 1997 and $21,589,891 in 1996. Licensees' share of gross margin was 24.3% in the third quarter of 1997 as compared to 27.4% for the third quarter of 1996. For the first nine months, licensees' share of gross margin was 25.2% in 1997 and 27.0% in 1996. The lower share as a percentage of total gross margin in 1997 was due to increased sales of Uniforce Information Services/Brannon & Tully and Uniforce Information Services/Montare International for which there are no related licensee distributions and to the increased sales of PrO Unlimited for which there are limited distributions.

                        General and administrative expenses increased by $1,164,571 or 23.9% during the third quarter of 1997 as compared to the third quarter of 1996. For the first nine months of 1997 general and administrative expenses increased by $2,543,889 or 17.5% as compared to the first nine months of 1996. This increase resulted principally from higher payroll and recruiting costs with respect to permanent staff, expenses relating to Uniforce Information Services/Montare International operations (acquired in May 1996), and higher facility costs. Further contributing to the increase during the third quarter of 1997 as compared to the third quarter of 1996, was an increase in professional fees, net of related insurance recoveries, associated with the Company's litigation (settled in July, 1997) described in Note 3 of the consolidated condensed financial statements. As a percentage of revenues, general and administrative expenses were 12.9% and 13.2% for the third quarter of 1997 and 1996, respectively, and 12.9% and 14.1% in 1997 and 1996, respectively, for the first nine months periods.

                        The merger transaction costs of $225,000 represent non tax-deductible transaction costs incurred by the Company in connection with the Merger Agreement described in Note 4 to the consolidated condensed financial statements.

                        Net interest expense increased by $81,016 or 13.7% during the third quarter of 1997 as compared to the third quarter of 1996. For the first nine months of 1997, net interest expense increased by $265,730 or 17.0% as compared to 1996. The increase in interest expense for the 1997 periods compared to 1996 is a result of increased borrowings throughout 1997 for the acquisition of Montare International and increased working capital requirements due to the continued growth in the Company's business.

                        As a result of the factors discussed above, net earnings increased by 8.7% from $1,116,467 ($.35 per share on a primary basis) in the third quarter of 1996 to $1,213,437 ($.37 per share on a primary basis) in the third quarter of 1997. For the first nine months, net earnings increased by 18.6% from $2,766,837 ($.85 per share on a primary basis) in 1996 to $3,280,136
($1.02 per share on a primary basis) in 1997.

Financial Condition
-------------------

                        As of September 30, 1997, the Company's working capital increased to $40,396,186, as compared to $29,002,663 at December 31, 1996. The increase in system-wide sales, which include sales of associated offices, during the third quarter of 1997 resulted in increases in accounts receivable and funding and service fees receivable. The increase in accounts receivable and funding and service fees receivable was largely financed through the Company's long term credit facility. In addition, working capital increased due to the continuing profitable operations of the Company.

                        During the first nine months of 1997, the Company paid quarterly cash dividends on shares of its Common Stock at $.03 per share ($273,018).

                        On December 8, 1995, the Company entered into an agreement with a financial institution creating a three-year $35,000,000 credit facility (the "Credit Facility"). Effective June 30, 1997, the Credit Facility was increased to $46,000,000 and extended until June 30, 2000. The Credit Facility comprises a term loan in the amount of $6,000,000, amended from $3,000,000, (the "Term Loan") to be paid in 36 consecutive monthly installments of $166,667 with the balance outstanding due on June 30, 2000, and a $40,000,000, amended from $32,000,000, revolving credit facility (the "Revolving Facility"), which expires on June 30, 2000. The Company may borrow against the Revolving Facility up to 85% of eligible accounts receivable and eligible service and funding fees receivable. The Term Loan bears interest at the Company's election at either the lender's floating base rate or LIBOR (London Interbank Offered Rate) plus 2.00%. Borrowings under the Revolving Facility bear interest at the Company's election at either the lender's floating base rate minus .25%, or LIBOR plus 1.75%. Prior to June 30, 1997, the Term Loan bore interest at the Company's election at either the lender's floating base rate plus .25%, or LIBOR plus 2.25% and interest under the Revolving Facility bore interest at the Company's election at either the lender's floating base rate, or LIBOR plus 2.125%. Borrowings under the Credit Facility are secured by a first priority security interest in all owned and after-acquired real and personal property of the Company.

                        At September 30, 1997, the Company had outstanding borrowings of $5,666,666 under the Term Loan bearing interest at an average rate of 7.85% and $30,430,989 of borrowings under the Revolving Facility bearing interest at an average rate of 7.50%.

                        The Credit Facility contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The Credit Facility also contains financial covenants relating to maintenance of levels of minimal tangible net worth, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and fixed charge coverage and restricting the amount of capital expenditures. In addition, the Credit Facility contains certain events of default of types customary in an asset-based lending facility. The Company was in compliance with all covenants at September 30, 1997.

                        In January 1996, the Company successfully completed its offer to purchase 1,250,000 shares of its Common Stock at $11.25 per share. The total amount required to purchase such shares was $14,062,500, exclusive of related fees and other expenses. The purchase price and related expenses were funded with borrowings available under the Credit Facility.

                        On August 13, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") under which it will be acquired by Comforce Corporation. Pursuant to the Merger Agreement a subsidiary of Comforce is to make a tender offer (the "Tender Offer") to acquire all of the issued and outstanding common stock of the Company for $28.00 in cash and .5217 shares of Comforce common stock for each share of Uniforce common stock. The consummation of the Tender Offer is contingent upon a number of conditions, including Comforce obtaining debt financing sufficient to complete the purchase of the Company's shares. The Merger Agreement provides that after the consummation of the Tender Offer the Comforce subsidiary will be merged with and into the Company, with the Company being the surviving corporation and becoming a wholly-owned subsidiary of Comforce. On October 27, 1997 a Joint Proxy

Statement/Prospectus relating to the Merger Agreement was declared effective by the Securities and Exchange Commission and Comforce commenced the Tender Offer. The Tender Offer is expected to remain open through November 24, 1997 unless extended.

                        Prior to the effective date of the Merger, the Company intends to expand its business through the further development of higher margin professional services as well as through PrO Unlimited, Uniforce Information Services/Brannon & Tully, Uniforce Information Services/Montare International, THISCO and Brentwood. The Company anticipates that internal expansion will be financed from its cash flow and available borrowings under the Credit Facility. Indebtedness under the Credit Facility will become due and payable upon consummation of the Merger, unless the terms of the Credit Facility are re-negotiated. It is anticipated that the Credit Facility will be repaid from proceeds available under Comforce's credit facility and that the Comforce credit facility will be used to fund the Company's operations.

Forward-looking Statements
--------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a) Exhibits:

                        27 Financial Data Schedule

(b) Reports on Form 8-K:

                        The Company filed a current report on Form 8-K dated August 13, 1997 reporting under Item 5, thereof, that Uniforce Services, Inc. had entered into an Agreement and Plan of Merger under which it will be become a wholly-owned subsidiary of Comforce Corporation.

                                   SIGNATURES
                                   ----------


                        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 6, 1997     UNIFORCE SERVICES, INC.



                                   By:  /s/ John Fanning
                                        -----------------------------------
                                        John Fanning, Chairman of the Board
                                        and President




                                   By:  /s/ Harry V. Maccarrone
                                        -----------------------------------
                                        Harry V. Maccarrone, V.P. of Finance,
                                        Principal Financial and Accounting
                                        Officer